Form 10-Q
period 1995-09-30
SECURITY BANC CORP
filed 1995-11-09
CIK 763956

            FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (AS LAST AMENDED IN REL. NO. 34-26589, EFF. 4/12/89)
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the period ended            Sept. 30, 1995
                    ----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         and Exchange Act of 1934.

For the transition period from                     to
                              ---------------------  ------------------------
Commission File Number:          0-13655
                       -----------------------------------

                          Security Banc Corporation
----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Ohio                         31-1133284
----------------------------------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)        Identification No.)

           40 South Limestone Street,  Springfield, OH       45502
----------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                (513) 324-6920
----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     X     Yes                No
                                                    ---                  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                                  Outstanding at Oct. 17, 1995
-------------------------------                    ----------------------------
Common Stock,  $3.125 Par Value                              5,106,134


(10Q-1)

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX

                                                                                  Page No.

Part I - Financial Information

         Item 1 - Financial Statements:

                 Consolidated Condensed Balance Sheets
                 Sept. 30, 1995 and December 31, 1994                                  3

                 Consolidated Condensed Statements of Income
                 for the three (3) months ended Sept. 30, 1995
                 and Sept. 30, 1994                                                    4

                 Consolidated Condensed Statements
                 of Income for the nine (9) months ended Sept. 30, 1995
                 and Sept. 30, 1994                                                    5

                 Consolidated Condensed Statements of Cash
                 Flows for the nine  (9) months ended Sept. 30,
                 1995 and Sept. 30, 1994                                               6

                 Notes to Consolidated Condensed Financial
                 Statements.                                                           7

         Item 2 -  Management's Discussion and Analysis of
                    Condition and Results of Operations                              8-9

Part II - Other Information                                                           10

Signature                                                                             11





                                      -2-
(10Q-2)

    PART I  ITEM 1 - FINANCIAL STATEMENTS

                           SECURITY BANC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     Sept. 30        Dec 31
                                                                       1995           1994
                                                                      --------       --------
                                                                         (in thousands)
ASSETS
Cash and due from banks                                                $21,621        $24,839
Federal funds sold                                                      21,250          4,250
                                                                      --------       --------
            TOTAL CASH AND CASH EQUIVALENT                              42,871         29,089
                                                                      --------       --------
Interest bearing deposits                                                    0            686
Investments (Market Value $151,389 @ 9-30-95
              $164,318 @ 12-31-94)                                     149,378        162,289

Loans:   Commercial and agricultural                                   149,427        145,942
         Real estate and mortgage                                       86,940         89,091
         Consumer                                                       78,564         79,018
                                                                      --------       --------
              TOTAL LOANS                                              314,931        314,051

Less:  Allowance for Loan Losses                                         3,891          3,546
                                                                      --------       --------
              NET LOANS                                                311,040        310,505

Premises & Equipment                                                     5,301          5,136
Other Assets                                                            11,641         13,276
                                                                      --------       --------
              TOTAL ASSETS                                            $520,231       $520,981
                                                                      ========       ========
LIABILITIES
Non-interest bearing deposits                                          $75,346        $79,532
Interest bearing demand deposits                                        69,423         79,751
Savings deposits                                                       103,729        112,696
Time deposits, $100,000 and over                                        20,262         16,567
Other time deposits                                                    148,545        138,221
                                                                      --------       --------
              TOTAL DEPOSITS                                           417,305        426,767

Fed funds purchased and securities sold
 under agreement to repurchase                                          29,822         27,284
Other liabilities                                                        2,222          2,734
                                                                      --------       --------
              TOTAL LIABILITIES                                       $449,349       $456,785
                                                                      --------       --------
SHAREHOLDERS'S EQUITY
Common Stock ($3.125 Par Value, 1995; $6.25 Par Value, 1994)           $16,708        $16,693
Shares authorized  11,000,000
Shares issued   5,346,734 - 1995
                2,670,182 - 1994
Surplus                                                                 17,880         17,842
Retained earnings                                                       39,482         33,823
Net unrealized gain (loss) on investment securities classified
     as available for sale (net of income tax)                               5           (969)

       Less:  Treasury Stock, 240,600 shares in 1995
                   and 120,300 in 1994                                   3,193          3,193
                                                                      --------       --------
TOTAL SHAREHOLDERS' EQUITY                                              70,882         64,196
                                                                      --------       --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                                  $520,231       $520,981
                                                                      ========       ========





See notes to Consolidated Condensed Financial Statements

                                      -3-
(10Q-3)

                           SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                                               Three Months Ended
                                                                                           Sept 30,          Sept 30,
                                                                                             1995              1994
                                                                                           -------            -------
                                                                                                (in thousands except
                                                                                                  per share data)
Interest Income                                                                            $10,110              $9,011
Interest Expense                                                                             3,640               2,925
                                                                                           -------             -------

NET INTEREST INCOME                                                                          6,470               6,086

Provision for loan losses                                                                      200                 200
                                                                                           -------             -------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                                          6,270               5,886

OTHER OPERATING INCOME
      Trust Income                                                                             335                 298
      Service charges on deposit accounts                                                      555                 606
      Securities, Gains                                                                        106                   0
      Other charges, rents and fees                                                            192                 138
                                                                                           -------             -------
                                               TOTAL OTHER OPERATING INCOME                  1,188               1,042

OPERATING EXPENSES
      Salaries and employee benefits                                                         1,629               1,513
      Equipment and occupancy expense                                                          365                 339
      Other operating expense                                                                1,143               1,336
                                                                                           -------             -------
                                               TOTAL OPERATING EXPENSE                       3,137               3,188

INCOME BEFORE TAXES                                                                          4,321               3,740
      Income taxes (See Note 1)                                                              1,255               1,044
                                                                                           -------             -------
NET INCOME                                                                                   3,066               2,696
                                                                                           -------             -------

      Per share*                                                                           $   .60              $  .53

      Cash dividends
        per share                                                                          $   .17              $  .15

*Earnings per common share, adjusted for the 2 for 1 stock split, is calculated using weighted average shares outstanding of 5,106,134 for 1995 and 5,099,764 for 1994.





    See notes to Consolidated Condensed Financial Statements.




                                      -4-
    (10Q-4)

                           SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                                              Nine Months Ended
                                                                                    Sept.  30                     Sept.  30
                                                                                      1995                          1994
                                                                                    ---------                     ---------
                                                                                             (In thousands except
                                                                                               per share data)
Interest Income                                                                      $29,532                       $26,069
Interest Expense                                                                      10,484                         8,310
                                                                                    ---------                     ---------

NET INTEREST INCOME                                                                   19,048                        17,759

Provision for loan losses                                                                600                           600
                                                                                    ---------                     ---------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                                   18,448                        17,159

OTHER OPERATING INCOME
       Trust Income                                                                      935                           856
       Service charges on deposit accounts                                             1,599                         1,658
       Securities, Gains                                                                  10                           316
       Other charges, rents and fees                                                     536                           532
                                                                                    ---------                     ---------
                      TOTAL OTHER OPERATING INCOME                                     3,080                         3,362

OPERATING EXPENSES

        Salaries and employee benefits                                                 4,902                         4,697
        Equipment and occupancy expense                                                1,041                         1,000
        Other operating expense                                                        4,014                         4,349
                                                                                    ---------                     ---------
                      TOTAL OPERATING EXPENSE                                          9,957                        10,046

INCOME BEFORE TAXES                                                                   11,571                        10,475
        Income taxes (See Note 1)                                                      3,308                         2,927
                                                                                    ---------                     ---------

NET INCOME                                                                            $8,263                        $7,548
                                                                                    =========                     =========
        Per share*                                                                     $1.62                         $1.49

        Cash dividends per share**                                                      $.51                          $.45

*Earnings per common share adjusted for the 2 for 1 stock split, is calculated using weighted average shares outstanding of 5,104,474 for 1995 and 5,085,728 for 1994.

See notes to Consolidated Condensed Financial Statements.

**Cash dividend per share adjusted for the 2 for 1 stock split of record May 31, 1995.

(10Q-4)

                           SECURITY BANC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                   Sept. 30      Sept. 30
                                                                     1995          1994
                                                                    -------       -------
                                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
      Net income                                                     $8,263        $7,548
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                                       397           353
       (Gain)/loss on sale of the following:
          Investment securities available for sale                      (10)         (316)
          Loans                                                          (1)          (15)
          Fixed Assets                                                   10            (2)
       Provisions for loan losses                                       600           600
       Amortization and accretion, Net                                 (716)        1,182
       Amortization of core deposit intangibles                          53           211
       Decrease in interest receivable                                1,703            26
       Increase in other assets                                        (668)         (236)
       Decrease in interest payable                                    (801)          (93)
       Increase in other liabilities                                    334            89
                                                                    -------       -------
       Total adjustments                                                901         1,799
                                                                    -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             9,164         9,347

Cash Flows from Investing Activities:
       Net decrease in interest bearing
         deposits with other banks                                      686           484
       Proceeds from maturities of invest. securities                43,866         5,622
       Proceeds from sales of investment securities                 190,658        31,403
       Purchase of investment securities                           (219,412)      (31,652)
       Net increase in loans                                         (1,411)      (34,039)
       Proceeds from sale of loans                                      277         1,899
       Capital expenditures                                            (586)         (455)
       Proceeds from sale of fixed assets                                14             9
                                                                    -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                14,092       (26,729)

Cash Flows from Financing Activities:
        Net decrease in demand deposits, NOW
          accounts and savings accounts                             (23,481)      (18,713)
        Net increase in certificates of deposit                      14,019        20,291
        Net increase in short term
           borrowed funds                                             2,538         5,087
         Dividends paid                                              (2,603)       (2,288)
         Proceeds from exercise of stock option                          53           297
         Purchase of Treasury Stock                                       0           (13)
                                                                    -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            (9,474)        4,661
                                                                    -------       -------
Net increase in cash and cash equivalents                            13,782       (12,721)

Cash and cash equivalents at beginning of year                       29,089        35,628
                                                                    -------       -------
Cash and Cash Equivalents at Sept. 30                               $42,871       $22,907
                                                                    =======       =======


See Notes to Consolidated Financial Statements.

(10Q-6)

                           SECURITY BANC CORPORATION

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of Sept. 30, 1995 and the results of operations and cash flows for the nine month periods ended Sept. 30, 1995 and Sept. 30, 1994.

NOTE B - TAXES

The effective tax rate of 29% is considerably lower than the statutory 35% because of investments made in tax exempt municipal securities. Security National Bank has approximately $27,559,000.00 invested in tax exempt municipal securities.

(10Q7)

                           SECURITY BANC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements enclosed with this filing.

RESULTS OF OPERATIONS

Net income was $8,263,000 for the first nine months of 1995, compared to $7,548,000 for the same period in 1994. Earnings per share were $1.62 for the first nine months, a 9% increase over last year's $1.49.

Total assets were $520,231,000 at Sept. 30, 1995 compared to 1994's assets of $513,920,000. For the first nine months of 1995, return on average equity was 16.30% and return on average assets was 2.13%.

Net interest income on a fully taxable equivalent basis for the first nine months of 1995 was $20,093,000 a 6% increase over the $19,003,000 realized in the same period of 1994. This increase resulted from a 1% increase in average earning assets and an increase of 24 basis points in the net interest margin.

The allowance for loan losses was $3,891,000 in the first nine months of 1995
and $3,542,000 in the first nine months of 1994.   The allowance for losses as
a percent of loans and leases outstanding was 1.24% at Sept. 30, 1995 and 1.14% at Sept. 30, 1994.

Beginning in 1995, the Company adopted Financial Accounting Standards Board
Statement No. 114, "Accounting by Creditors for Impairment of a Loan".   Under
the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The following table presents data concerning loans at risk at the end of each period. (000s).

                                                                            December 31
                                              Sept. 30,      -----------------------------------------
                                               1995          1994          1993        1992       1991
                                             --------        ----          ----        ----        ----
Non-accrual loans                           $2,527          $2,592        $2,035      $1,734      $2,400
Accruing loans past due
   90 days or more                           1,826             558           243         280         461

Restructured loans                               0               0             0          97         104

Total other operating income was $3,080,000 and $3,362,000 during the first nine months of 1995 and 1994 respectively. There was a 9% gain in trust income, a 4% decrease in service charges on deposits, and a 1% increase in other charges, rents and fees. Total securities gains for the first nine months of 1995 were $10,000 or $6,500 after tax. Total securities gains for the same period of 1994 were $316,000 or $209,000 after tax.

(10Q8)                               -8-

PART 1  ITEM 2 - PAGE 2

                           SECURITY BANC CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

Total operating expenses decreased during the first six months, 1% over the similar period of 1994. Salaries, wages and employee benefits increased 4% over 1994. Equipment and net occupancy expenses during the first nine months were $1,041,000 and $1,000,000 for 1995 and 1994 respectively, which reflects a 4% increase. Other operating expenses decreased 8% compared to 1994.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1995 are as follows (000s):

                                       Sept. 30,  Dec  31,
                                         1995      1994       $+/-     %+/-
                                       -------   -------    -------    ----
Cash and due from banks                $21,621   $24,839     (3,218)   (13)
Securities                             149,378   162,289    (12,911)    (8)
Federal funds sold                      21,250     4,250     17,000    400
Loans and leases                       314,931   314,051        880      0
Funds purchased and repos               29,822    27,284      2,538      9
Deposits
   Non interest bearing                 75,346    79,532     (4,186)    (5)
   Interest bearing demand              69,423    79,751    (10,328)   (13)
   Savings                             103,729   112,696     (8,967)    (8)
   Time                                168,807   154,788     14,019      9

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans and Federal Funds sold. The Corporation has a net asset position of $59,213,000 at the one year interval or a sensitivity ratio of 1.32.

CAPITAL RESOURCES

The table below illustrates the Company's regulatory capital ratios at Sept. 30, 1995 under the year end 1992 requirements: (000s)

Tier 1 Capital                                                       $70,691
Tier 2 Capital                                                         3,891
                                                                    --------
         TOTAL QUALIFYING CAPITAL                                    $74,582
                                                                    --------
  Risk Adjusted Total Assets (including off balance exposures)      $339,358
                                                                    ========

Tier 1 Risk-Based Capital Ratio                                      20.83%
Total Risk-Based Capital Ratio                                       21.98%
 Leverage Ratio                                                      13.59%


                                      -9-
(10Q9)

                          SECURITY BANC CORPORATION

                         PART II - OTHER INFORMATION



ITEM 1                            -                     Inapplicable

ITEM 2                            -                     Inapplicable

ITEM 3                            -                     Inapplicable

ITEM 4                            -                     Inapplicable

ITEM 5                            -                     Inapplicable

ITEM 6a                           -                     Inapplicable

ITEM 6b -     Financial Data Schedules

(10Q10)

                           SECURITY BANC CORPORATION

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller
  -------------------------------
    Thomas L. Miller
    Controller



By /s/ J. William Stapleton
  -------------------------------
    J. William Stapleton
    Vice President/CFO



Sept. 24, 1995





                                      -11-
(10Q11)