Form 10-K405
period 1995-12-31
SECURITY BANC CORP
filed 1996-03-29
CIK 763956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1995

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For transition period from ______________to______________

                         Commission File Number 0-13655

                            SECURITY BANC CORPORATION
                          State of Incorporation: Ohio
                I.R.S. Employer Identification Number: 31-1133284
                            40 South Limestone Street
                     Springfield, Ohio 45502 (513) 324-6800

           Securities register pursuant to Section 12 (g) of the Act:
                         Common Stock, $3.125 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                       ---   ---
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $103,133,548.50 as of January 12, 1996.

The number of shares outstanding of the Registrant's common stock, $3.125 par value per share as of January 16, 1996 was 5,106,634 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholder's Report for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Shareholder's Meeting to be held April 16, 1996 are incorporated by reference into Part III.

         Note 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates voting stock owned of record by its directors and principal officers and voting stock held by Registrant's Trust Department in a fiduciary capacity.

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                      Page No.
PART I
        Item  1.     Business............................................................................            3 thru 21

        Item  2.     Properties..........................................................................           22 thru 23

        Item  3.     Legal Proceedings...................................................................                   24

        Item  4.     Submission of Matters to a Vote of Security Holders.................................                   24

PART II
        Item 5.      Market for Registrant's Common Equity and Related Shareholder
                     Matters.............................................................................                   24

        Item 6.      Selected Financial Data.............................................................                   24

        Item 7.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..........................................................                   24

        Item 8.      Financial Statements and Supplementary Data.........................................                   24

        Item 9.      Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...........................................................                   24

PART III
        Item 10.     Directors and Executive Officers of The Registrant..................................                   25

        Item 11.     Executive Compensation..............................................................                   25

        Item 12.     Security Ownership of Certain Beneficial Owners and Management .....................                   26

        Item 13.     Certain Relationships and Related Transactions......................................                   26

PART IV
        Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................                   26

SIGNATURES...............................................................................................                   28

PART I

ITEM 1. BUSINESS

     Security Banc Corp. (Registrant or Company) was organized in 1985 under the laws of The State of Ohio. The Executive Office of the registrant is located in Springfield, Ohio. It is a Bank Holding Company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System. Registrant has one subsidiary, The Security National Bank and Trust Co. (the Bank).

     The Security National Bank and Trust Co. was organized under the statutes of The United States as the result of an agreement to merge The Guardian Bank of Springfield, Ohio, with and into The New Carlisle National Bank under the title of The Security National Bank. The agreement to merge was finalized and given approval by the Office of The Comptroller of the Currency on October 1, 1969. The Bank was granted the authority to act as a fiduciary as of May 30, 1978, thereby, changing the name of the Association to "The Security National Bank and Trust Co." The Bank's main office is located at 40 South Limestone Street, Springfield, Ohio.

     The Bank is subject to primary supervision, examination, and regulation by The Comptroller of the Currency. The Bank is a member of The Federal Reserve System and is subject to the applicable provisions of the Federal Reserve Act and Regulations. Deposits of the Bank are insured by The Federal Deposit Insurance Corporation (FDIC) to the maximum extent permitted by law.

     The Bank is the parent of the Security Community Urban Redevelopment Corporation. The subsidiary is an Ohio Corporation organized in 1975. It was organized solely to own the Bank's main office building. Presently, the Bank leases the Main Office building from the subsidiary. No changes are anticipated in the subsidiary's business functions.

     The principals of the subsidiary are as follows:

     NAME                             POSITION WITH SUBSIDIARY
     ----                             ------------------------
     Harry O. Egger                   President
     J. William Stapleton             Vice President/CFO
     Margaret A. Horstman             Assistant Secretary

     The majority of the Bank's banking centers are located in Clark County, Ohio, with the exception of four in Greene County.

As of December 31, 1995, the Bank's consolidated total assets rounded to the nearest thousand, were $535,975,000 including total loans of $314,575,000. On that date, total deposits were $436,256,000 and capital accounts totaled $72,786,000.

The Bank provides full service banking to individuals as well as to industry and governmental subdivisions through each of its fourteen banking centers.

The Bank has made a strong impact on the Clark and Greene County retail banking market through a great variety of services, including personal checking accounts and savings programs, certificates of deposit, the Money Market accounts, C/D's and Individual Retirement Accounts.

A broad range of credit programs for all retail customers includes mortgage loans, credit card banking under the VISA designation, installment loans, and secured and unsecured personal loans.

The banking services provided to commercial customers and government include maintenance of demand and time deposit accounts and certificates of deposit. Available are all types of commercial loans, including loans under lines of credit and revolving credit, term loans, real estate mortgage loans and other specialized loans including accounts receivable financing. The Bank further serves the requirements of large and small industrial and commercial enterprises in the Springfield metropolitan area and elsewhere by providing financial counseling, automated payroll programs, cash management, and other automated services.

The Bank's Commercial Banking Division is organized to serve the needs of the Bank's corporate customers by handling business and commercial mortgages, corporate deposits and other corporate financial services.

The Consumer Banking Division, which encompasses the VISA and Installment Loan Departments, serves individual as well as corporate customers. The Residential Mortgage Loan Department provides conventional as well as adjustable rate mortgage loans to individuals. The Financial Services Division manages the investment of funds for the Bank using U. S. Government and agency securities, municipal (tax exempt) securities, as well as Federal Funds and certificates of deposit of U. S. banks and savings and loans. The Division, in consultation with others, sets the rates on the Bank's liability products including purchased federal funds.

Complete fiduciary services are available to individuals, charitable institutions, commercial customers and government agencies through the Bank's Trust Division. The Personal Trust Department serves as investment agent and custodian for securities portfolios of individuals, as trustees for living and testamentary trusts and as executor and administrator of probate estates. The Corporate Trust Department serves as Trustee for corporate and municipal bond issues, and as registrar for securities. The Institutional Services Department provides employee benefit plan fund management for qualified retirement plans and investment management and securities custody services for not-for-profit institutions.

There are over a half dozen commercial banks in Springfield, Clark County and adjoining counties, furnishing general banking services and thus providing strong competition to the Bank. The Bank competes for deposits not only with commercial banks in its area, but also with building and loan associations and other non-bank competitors, such as brokerage houses. In addition to the competition described above, the Bank competes in various areas of service offered to individuals, industry and government with Banks in Southwestern Ohio, many of which possess greater financial resources than the Bank.

The earnings of the Bank are affected by general economic conditions as well as, by the monetary policies of the Federal Reserve Board. Such policies, which have the effect of regulating the national supply of Bank reserves and Bank credit, can have a major affect upon the source and cost of loanable and investable funds and the rates of return earned on loans and investments. Among the means available to the monetary authorities to influence the size and distribution of Bank reserves are open market operations by the Board of Governors of the Federal Reserve System, changes in cash reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on most time and savings deposits.

Material Changes and Developments

There were no material changes or developments during 1995 in the business done by the Bank.

Regulation and Supervision

The Bank, as a national bank, is subject to regulation by the Comptroller of the Currency, The Board of Governors of the Federal Reserve System and The Federal Deposit Insurance Corporation. The company and any subsidiaries which it may hereafter have will be affiliates of the Bank within the meaning of the Federal Reserve Act. As affiliates, the Company and any such subsidiaries are subject to certain restrictions on loans by the Bank, on investments by the Bank in their stock or securities or on its taking such stock and securities as collateral for loans to any borrower. The Company and any such subsidiaries, as affiliates of the Bank are also subject to certain restrictions with respect to engaging in the underwriting and public sale and distribution of securities. Neither the Company nor any such subsidiaries may, for example, engage in such transactions with respect to securities of the company unless such securities are registered under the Securities Act of 1993 or any exemption from such registration is available. In addition, any such affiliates of the Bank will be subject to examination at the discretion of supervisory authorities.

The Company, as a Bank Holding Company, is subject to the restrictions of the Bank Holding Company Act of 1956 as amended. This Act first provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. In the future, the Company will be required to obtain the prior approval of the Federal Reserve Board before it may acquire, for its individual account all, or substantially all, of the assets of any bank, or acquire ownership or control of any voting securities of any Bank, if after giving effect to such acquisition, the Company would own or control more than 5% of the voting shares of such bank. The Act does not permit the Federal Reserve Board to approve the acquisition by the Company or any subsidiary for their own account, of any voting shares of, or interest in, or all, or substantially all, of the assets, of any bank located in a state other than Ohio, unless such acquisition is specifically authorized by the statutes of the state in which such bank is located.

The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to ownership of banks and those activities which the Federal Reserve Board has deemed or may in the future find, by order of regulations, to be so closely related to the banking or managing or controlling banks as to be a proper incident thereto.

Those activities presently authorized by the Federal Reserve Board include the following general activities: (1) the making or acquiring of loans or other extensions of credit: (2) operating as an industrial bank, Morris Plan Bank, or industrial loan company according to state law without the accepting of demand deposits and without the making of commercial loans: (3) the servicing of loans for any person: (4) performing certain trust functions: (5) acting with certain limitations as investment or financial advisor: (6) leasing personal property and equipment: (7) the making of equity and debt investments in projects or corporations designated primarily to promote community welfare: (8) providing bookkeeping and data processing services for the internal operations of the Bank Holding Company and its Subsidiaries: and providing to others, data processing and transmission services and facilities for banking, financial or related economic data: (9) acting as insurance agent or broker under certain circumstances and with respect to certain types of insurance: (10) acting as underwriter for credit life insurance and credit accident and health insurance which is directly related to extensions of credit by the Bank Holding Company
System: (11) providing limited courier services for the internal operations of the Holding Company, for checks exchanged among banking institutions, and for audit and accounting media of a banking or financial nature used in processing such media: (12) providing management consulting advice to non-affiliated banks under certain limitations; (13) the retail sale of money orders with a face value of $1,000 or less, of travelers checks and of U. S. Savings Bonds: (14) performing appraisals of real estate: (15) providing securities brokerage services, (restricted to buying and selling securities solely as agent for customers), related securities activities and incidental activities: (16) underwriting and dealing in government obligations and money market instruments:
(17) foreign exchange advisory and transactional services: and (18) acting as futures commission merchant. For details and limitations on these activities, reference should be made to Regulation Y of the Federal Reserve Board, as amended. Further, under the 1970 amendment of this Act and the regulations of the Federal Reserve Board, the Company and its subsidiaries will be prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provisions of any property or service.

Employees

As of December 31, 1995, there were no full time employees of the Registrant. Affiliates of the Registrant employed 260 employees of whom 44 were officers and 55 were part time employees.

Statistical Information

Pages 7 through 21 contain statistical information on the Company and its subsidiaries.

The following balance sheets present the distribution of the consolidated assets, liabilities, and stockholders' equity on a daily average basis.
(000s)

For the Years                                                     1995             1994             1993
                                                                  ----             ----             ----
Assets
              Cash and due from Banks                         $ 19,381         $ 19,664         $ 19,367
              Interest Bearing Deposits in banks                   107            3,028            2,684
              Securities                                       150,796          168,994          164,429
              Federal Funds Sold                                22,728            8,965           27,764
              Loans and Leases
              Commercial Loans                                 147,647          141,794          130,066
              Mortgage Loans                                    83,820           83,886           82,097
              Consumer Loans                                    83,030           73,838           57,113
              Allowance for Loan Losses                         (3,786)          (3,415)          (3,274)
                                                              --------         --------         --------
              Total Loans and Leases                           310,711          296,103          266,002
              Bank Premises and Equipment                        5,311            5,243            5,184
              Other Assets                                      11,617            7,294            6,512
                                                              --------         --------         --------
Total Assets                                                  $520,651         $509,291         $491,942
                                                              ========         ========         ========

Liabilities
              Deposits
                   Demand                                     $ 77,301         $ 73,671         $ 66,983
                   Savings and Interest Bearing                179,976          208,487          216,473
                   Cert. of deposits $100,000 and over          19,576           14,351           12,345
                   Other Time                                  146,205          124,647          117,001
                                                              --------         --------         --------
                        Total Deposits                         423,058          421,156          412,802
                   Funds Borrowed                               26,331           24,520           22,441
                   Accrued Taxes, Interest and Expense           2,554            1,981            2,172
                                                              --------         --------         --------
                        Total Liabilities                     $451,943         $447,657         $437,415

Shareholders' Equity

              Common Stock                                    $ 16,705         $ 16,656         $ 16,550
              Capital Surplus                                   17,871           17,771           17,577
              Retained Earnings                                 37,498           30,362           23,580
              Unrealized gain and (losses)                        (173)              37             --
                   Less:  Treasury Stock                         3,193            3,192            3,180
                                                              --------         --------         --------
Total Shareholder's Equity                                    $ 68,708         $ 61,634         $ 54,527

Total Liabilities and Shareholders' Equity                    $520,651         $509,291         $491,942
                                                              ========         ========         ========

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated. (000s)

                                                                           December 31
                                                                           -----------
Available for Sale Investments:                                       1995            1994
                                                                      ----            ----
  U. S. Treasury                                                    $119,710       $122,090

Held to Maturity Investments:
   U. S. Treasury and Other U. S. Government Agencies
   and Corporations and Mortgage-backed Securities                     2,073          3,841

States and Political Subdivisions                                     27,192         35,317

Other                                                                  1,038          1,041
                                                                    --------       --------
                                                        TOTAL       $150,013       $162,289

                                                             December 31, 1993
                                                             -----------------
U. S. Treasury and Other U. S. Government Agencies and
Corporations and Mortgage-backed Securities                       $133,882

States and Political Subdivisions                                   38,907

Other                                                                1,032
                                                                  --------

                 TOTAL                                            $173,821

The following table sets forth the maturities of investment securities at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of state and political subdivisions. (000)s

                                                                                     Maturing
---------------------------------------------------------------------------------------------------------------------------------
                                                                     After One                After Five
                                              Within                   Within                 But Within              After
                                             One Year                Five Years                Ten Years            Ten Years
                                       Amount       Yield       Amount        Yield     Amount        Yield     Amount      Yield
                                       ------       -----       ------        -----     ------        -----     ------      -----
Available for Sale Investments:
U. S. Treasury                        $58,876        5.48%     $60,834        5.32%          0           0           0          0

Held to Maturity Investments:
   U. S. Treasury and Other U. S
   Government Agencies and
   Corporations                           605        7.40%           0        0.00%          0           0           0          0

States and Political Subdivisions       4,844       10.09%      20,853       10.78%      1,495        6.76%          0          0

Mortgage-backed Securities                  0        0.00%           0        0.00%          0           0       1,468       7.09%

Other                                       0        0.00%           0        0.00%          0           0       1,038       6.00%
                                      --------------------------------------------------------------------------------------------
                                      $64,325        5.85%     $81,687        6.71%     $1,495        6.76%     $2,506       6.64%

Types of Loans

The following table summarizes consolidated loans by major category for the five years ending December 31. (000s)

                                                                           December 31
                                                  1995          1994          1993           1992          1991
                                                  ----          ----          ----           ----          ----
Type
      Real Estate Loans
                      Secured by Farm Land      $  2,580      $    895      $    974      $  1,311      $  1,652
           Secured by 1-4 Family
                      Residential Prop           109,173        83,113        79,510        77,510        74,382
           Secured by Multi Family
                      Residential Prop            11,590           137           153           187           265
           Secured by Non-Farm
                      Non-resident Prop           29,783         5,440         6,592         8,448        10,191
      Loans to Farmers                             6,267         8,097         9,843         8,208         7,027
      Comm. and Ind. Loans                        68,452       133,583       119,195       107,669        96,037
      Consumer Loans to Indiv                     84,843        79,050        60,016        50,799        44,817
      All Other Loans                              2,279         4,308         4,113         8,777         6,995
                                                --------      --------      --------      --------      --------
      Total Loans Gross                          314,967       314,623       280,396       262,909       241,366
      Less: Unearned Income on Loans                 392           572           830           566           624
                                                --------      --------      --------      --------      --------

                              TOTAL LOANS       $314,575      $314,051      $279,566      $262,343      $240,742
                                                ========      ========      ========      ========      ========

Non-accrual loans totaled $2,516,000 and $2,592,000 as of December 31, 1995 and 1994 respectively.

The following table shows the maturity of loans (excluding loans secured by real estate, installment loans and lease financing) outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. (000s)

                                                                 MATURING
-------------------------------------------------------------------------------------------
                                         Within       After One But         After
                                       One Year   Within Five Years    Five Years     Total
Commercial, Financial, and
Agriculture                             $60,961            $14,533         $1,504     $76,998
                                        =======            =======         ======     =======

Loans maturing after one year with                         $13,127         $1,504
Fixed Interest  rate                                         1,406              0
                                                           -------         ------
Variable Interest                                          $14,533         $1,504
                                                           =======         ======

RISK ELEMENTS

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Bank's policy to discontinue accrual of interest on commercial and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. The following table presents data concerning loans at risk at the end of each period. (000s)

                             1995       1994       1993       1992        1991
                             ----       ----       ----       ----        ----
Non-accrual loans          $2,516     $2,592     $2,035      $1,234     $2,400

Accruing loans past
   due 90 days or more      1,445        561        243         280        461

Restructured loans              0          0          0          97        104

Information with respect to non-accrual and restructured loans at December 31, 1995 and 1994 is as follows: (000s)

                                                                    December 31

                                                                  1995       1994
                                                                  ----       ----
         Non-accrual loans:
                         Domestic                                $2,516     $2,592

         Restructured loans:
                         Domestic                                     0          0

         Interest income that would have been recorded under
                  original terms:
                  Domestic                                          243        188

         Interest income recorded during the period:
                  Domestic                                            0          0

Summary of Loan Loss Experience

This table summarized the Company's loan loss experience for each of the five years ended December 31 (000s)

                                    1995           1994           1993          1992           1991
                                    ----           ----           ----          ----           ----
Balance at Jan. 1:                $ 3,546        $ 3,162        $ 3,010        $ 2,779        $ 2,591


Charge-offs

                 Commercial           222            133            695            639            254
                 Real Estate            0             15              5              7              5
                 Consumer             646            460            349            425            455
                                  -------        -------        -------        -------        -------
                                      868            608          1,049          1,071            714


Recoveries

                 Commercial            62             26            140             47              6
                 Real Estate            0              0              0              0              4
                 Consumer             201            166            161            155            192
                                  -------        -------        -------        -------        -------
                                      263            192            301            202            202
                                  -------        -------        -------        -------        -------

Net Charge-offs                      (605)          (416)          (748)          (869)          (512)

Provision for loan losses             800            800            900          1,100            700
                                  -------        -------        -------        -------        -------

Balance at Dec. 31:               $ 3,741        $ 3,546        $ 3,162        $ 3,010        $ 2,779
                                  =======        =======        =======        =======        =======


Ratio of net charge-
offs to average
loans outstanding                    0.19%          0.14%          0.28%          0.34%          0.23%

Allowance for Loan Losses

The allowance for loan losses is established through charges to operations by a provision for loan losses. Loans which are determined to be uncollectable are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount charged to operations is based on several factors. These include the following:

         1. Analytical reviews of the loan loss experience in relationship to outstanding loans to determine an adequate allowance for loan losses required for loans at risk.

         2. A continuing review of problem or at risk loans and the overall portfolio quality.

         3. Regular examinations and appraisals of the loan portfolio conducted by the Bank's examination staff and the banking supervisory authorities.

         4. Management's judgement with respect to the current and expected economic conditions and their impact on the existing loan portfolio.

The amount provided for loan losses exceeded actual net charge-offs by $195,000 in 1995, $384,000 in 1994 and $152,000 in 1993.

It is management's practice to review the allowance on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the allowance at December 31, 1995 of $3,741,000 is adequate.

This table shows allocation of the allowance for loan losses as of the end of the last five years. (000s)

                                 12-31-95             12-31-94              12-31-93               12-31-92              12-31-91

                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                     Loans to             Loans to             Loans to             Loans to             Loans to
                             Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
Commercial, Financial, and
Agriculture                  $  936         47%   $1,390        47%    $1,070         48%   $  452       48%     $  829        46%

Real Estate, Construction         0          0         0         0          0          0         0        0           0         0

Real Estate, Mortgage            52         28%       32        28%        16         30%       22       33%         15        36%

Consumer                        771         25%      588        25%       303         22%      223       19%        173        18%

Additional Reserve
Allocated for current loans     879                1,005                  694                  348                  508

Unallocated                   1,103                  531                1,079                1,965               $1,254
                             ------      ------   ------      ----     ------       ----    ------     ----      ------       ---
                             $3,741        100%   $3,546       100%    $3,162        100%   $3,010      100%     $2,779       100%
                             ======      =====    ======      ====     ======       ====    ======     =====     ======       ===

Deposits

Maturities of time certificates of deposits and other time deposits of $100,000 or more, outstanding at December 31, are summarized as follows: (000s)

                                                      1995        1994
                                                      ----        ----
         Three months or less                        $ 7,687     $ 5,185
         Over three months through twelve months      11,492       8,399
         Over one year thru five years                 5,695       2,983
                                                     -------     -------
                                                     $24,874     $16,567
                                                     =======     =======

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the company for each of the last three years:

                                             Year Ended December 31

For the Years                          1995         1994          1993
-------------                          ----         ----          ----
     (%)
Return on Assets (A)                  2.13%         2.02%         1.94%

Return on Equity (B)                 16.13%        16.72%        17.54%

Dividend Payout Ratio (C)            33.64%        32.59%        31.75%

Equity to Assets Ratio (D)           13.20%        12.10%        11.08%

    (A)   net income divided by average total assets

    (B)   net income divided by average equity

    (C)   dividends declared per share divided by net income per share

    (D)   average equity divided by average total assets

Capital Resources

The table below illustrates the Company's regulatory capital ratios at December
31. (000s)

                                                         1995            1994
                                                         ----            ----
         Tier 1 Capital                                $ 72,410        $ 64,926
         Tier 2 Capital                                   3,741           3,546
                                                       --------        --------

         TOTAL QUALIFYING CAPITAL                      $ 76,151        $ 68,472
                                                       ========        ========

         Risk Adjusted Total Assets (including
                         off-balanced exposures)       $346,310        $329,664
                                                       ========        ========

         Tier 1 Risk-Based Capital Ratio                  20.91%          19.69%
                                                        =======         =======

         Total Risk-Based Capital Ratio                   21.99%          20.77%
                                                        =======         =======

         Leverage Ratio                                   13.55%          12.46%
                                                        =======         =======

                         INTEREST SENSITIVITY ANALYSIS
                                     000'S
                               DECEMBER 31, 1995

INTEREST                         (JAN)            (FEB/MAR)         (APR/JUN)         (JUL/ DEC)         (1ST YEAR)
EARNING ASSETS:                    1-30      %      31-90      %     91-180      %     181-365      %    TOTAL12/96    %
                                   DAYS    YIELD     DAYS    YIELD    DAYS     YIELD    DAYS      YIELD              YIELD
    LOANS......
CONSUMER                           3,140    9.3%     3,342    9.7%    5,019     9.7%     9,919     9.7%     21,420    9.6%

COMMERCIAL                        69,983    9.3%    16,121    9.1%   10,338     9.3%    10,385     9.2%    106,827    9.3%

REAL ESTATE                          496    8.1%     4,581    8.3%    5,326     7.7%    18,245     8.2%     28,648    8.1%

CREDIT LINE                          735    8.9%         0    0.0%        0     0.0%         0     0.0%        735    8.9%

SECURITIES                         1,689    7.1%     4,477    7.4%   59,134     5.8%     2,434     8.1%     67,734    6.0%

FUNDS SOLD  (act)                 34,800    5.7%                                                            34,800    5.7%
     avg  41078
BANK CD'S                              0    0.0%                                                                 0
------------------------------  -------------------------------------------------------------------------------------------
                         TOTAL   110,843    8.1%    28,521    8.8%   79,817     6.6%    40,983     8.8%    260,164    7.8%
==============================  ===========================================================================================


INTEREST
BEARING LIABILITIES:


CERTIFICATES                      17,407    4.9%    16,722    5.3%   36,567     5.3%    37,253     5.2%    107,949    5.2%

REPO'S  (act)                     24,293    4.6%                                                            24,293    4.6%
     avg  25107
MONEY FUND                        19,780    2.5%                                                            19,780    2.5%

NOW/SUPER NOW                     10,672    1.8%                                                            10,672    1.8%

SAVINGS                           20,348    2.5%                                                            20,348    2.5%


------------------------------  -------------------------------------------------------------------------------------------
                         TOTAL    92,500    3.4%    16,722    5.3%   36,567     5.3%    37,253     5.2%    183,042    4.3%
==============================  ===========================================================================================

RATE SENSITIVITY GAP            $ 18,343           $11,799          $43,250            $ 3,730            $ 77,122
POSITION FOR RATES TO           RISE               RISE             RISE              RISE               RISE
CUMMULATIVE GAP                 $ 18,343           $30,142          $73,392            $77,122            $ 77,122

CUMMULATIVE GAP AS A
PERCENTAGE OF ASSETS
(POLICY  -10%   TO  +5%)            3.52%             5.79%           14.10%             14.81%              14.81%
LAST MONTH                          2.60%             3.05%           13.67%                                 13.56%
LAST YEAR                           0.39%             8.70%            9.54%                                 13.46%

RATIO OF I.E.A. to  I.B.L
(POLICY  .80 to 1.20)               1.20              1.28             1.50               1.65                1.42
LAST MONTH                          1.14%             1.14%            1.50%                                  1.38%
LAST YEAR                           1.02%             1.40%            1.35%                                  1.35%

INCOME IMPACT OF                                                                                            $1,542
INT RATE  EXPOSURE 2%

% OF BUDGETED INCOME                                                                                         13.92%
===========================================================================================================================


INTEREST                         (2ND YEAR)           (3RD YEAR)           (4TH YEAR)             (5TH YEAR)
EARNING ASSETS:                  TOTAL12/97    %      TOTAL12/98     %     TOTAL12/99      %     TOTAL  12/00     %
                                             YIELD                 YIELD                 YIELD                  YIELD
    LOANS......
CONSUMER                            29,821    12.3%      14,599     9.5%      9,247       9.8%      3,329       10.4%

COMMERCIAL                          12,563     9.0%      11,101     8.8%      6,429       8.7%      5,393        9.2%

REAL ESTATE                          6,920     7.2%       5,616     8.3%      4,298       8.1%      2,935        8.3%

CREDIT LINE                            267     9.9%           0     0.0%          0       0.0%          0        0.0%

SECURITIES                          74,136     6.2%       5,211     8.6%      1,238       5.6%        200        3.9%

FUNDS SOLD  (act)
     avg  41078
BANK CD'S
------------------------------  --------------------------------------------------------------------------------------
                         TOTAL     123,707     8.0%      36,527     9.0%     21,212       8.9%     11,857        9.2%
==============================  ======================================================================================


INTEREST
BEARING LIABILITIES:


CERTIFICATES                        52,578     6.0%      10,229     5.7%      3,680       6.5%          0        0.0%

REPO'S  (act)
     avg  25107
MONEY FUND

NOW/SUPER NOW                       42,688     1.8%

SAVINGS                             81,393     2.5%           0     0.0%          0       0.0%          0        0.0%


------------------------------  --------------------------------------------------------------------------------------
                         TOTAL     176,659     3.4%      10,229     5.7%      3,680       6.5%          0        0.0%
==============================  ======================================================================================

RATE SENSITIVITY GAP              $(52,952)             $26,298            $ 17,532              $ 11,857
POSITION FOR RATES TO
CUMMULATIVE GAP                   $ 24,170              $50,468            $ 68,000              $ 79,857

CUMMULATIVE GAP AS A
PERCENTAGE OF ASSETS
(POLICY  -10%   TO  +5%)
LAST MONTH
LAST YEAR

RATIO OF I.E.A. to  I.B.L
(POLICY  .80 to 1.20)
LAST MONTH
LAST YEAR

INCOME IMPACT OF
INT RATE  EXPOSURE 2%

% OF BUDGETED INCOME
======================================================================================================================

INTEREST                       (GREATER THAN 5-10 YEAR)              (GREATER THAN 10+ YEAR)
EARNING ASSETS:                        TOTAL             %                      TOTAL            %      TOTAL        %
                                                       YIELD                                   YIELD               YIELD
    LOANS......
CONSUMER                                 2,527         10.6%                       586         10.3%    81,529    10.668%

COMMERCIAL                               5,406          8.6%                     1,238          8.7%   148,957     9.146%

REAL ESTATE                             14,806          8.2%                    19,864          8.4%    83,087     8.120%

CREDIT LINE                                  0          0.0%                         0          0.0%     1,002     9.147%

SECURITIES                               1,494          6.8%                         0          0.0%   150,013     6.201%

FUNDS SOLD  (act)                                                                                       34,800     5.680%
     avg  41078
BANK CD'S
------------------------------  -----------------------------------------------------------------------------------------
                         TOTAL          24,233          8.5%                    21,688          8.5%   499,388       8.1%
==============================  =========================================================================================


INTEREST
BEARING LIABILITIES:


CERTIFICATES                                92          6.0%                       165         11.8%   174,693     5.509%

REPO'S  (act)                                                                                           24,293     4.560%
     avg  25107
MONEY FUND                                                                                              19,780     2.460%

NOW/SUPER NOW                                                                                           53,360     1.750%

SAVINGS                                      0          0.0%                         0          0.0%   101,741     2.500%


------------------------------  -----------------------------------------------------------------------------------------
                         TOTAL              92          6.0%                       165         11.8%   373,867       3.9%
==============================  =========================================================================================

RATE SENSITIVITY GAP                  $ 24,141                                $ 21,523                $125,521
POSITION FOR RATES TO
CUMMULATIVE GAP                       $103,998                                $125,521                $125,521

CUMMULATIVE GAP AS A
PERCENTAGE OF ASSETS
(POLICY  -10%   TO  +5%)
LAST MONTH
LAST YEAR

RATIO OF I.E.A. to  I.B.L
(POLICY  .80 to 1.20)
LAST MONTH
LAST YEAR

INCOME IMPACT OF
INT RATE  EXPOSURE 2%

% OF BUDGETED INCOME
=========================================================================================================================

Loan Commitments and Standby Letters of Credit

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit Security National Bank to make payments on behalf of customers when specific future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment) is obtained based on Management's credit assessment of the customer.

Off-balance sheet items at December 31, 1995   (000s)

         Loan Commitments
             Revolving, open-end lines secured by 1-4 family
                    residential properties                          $ 4,961
             Credit card lines                                       24,653
             Other unused commitments                                52,725

         Letters of Credit                                          $ 2,562

   SECURITY BANC CORPORATION (Parent Company Only)

                     STATEMENT OF CONDITION (000s)

                                                   December 31
                                                  1995      1994
                                                  ----      ----
ASSETS

                 Investment in subsidiary        $72,786    $64,196
                                                 -------    -------

TOTAL ASSETS                                     $72,786    $64,196
                                                 -------    -------


LIABILITIES                                            0          0


TOTAL LIABILITIES                                      0          0


SHAREHOLDERS' EQUITY

                 Common Stock                     16,710     16,693

                 Surplus                          17,883     17,842

                 Retained Earnings                41,178     33,823

                 Unrealized gains and (losses)       208       (969)

                 Less:  Treasury                  (3,193)    (3,193)
                                                 -------    -------
                                                  72,786     64,196
                                                 -------    -------
TOTAL LIABILITIES

 AND SHAREHOLDERS' EQUITY                        $72,786    $64,196
                                                 =======    =======

                 SECURITY BANC CORPORATION (Parent Company Only)

                 STATEMENT OF INCOME (000s)

                                                              Year Ended December 31
                                                            1995            1994           1993
                                                            ----            ----           ----
Dividends from subsidiary                                  $ 3,779         $ 3,422         $3,073
                                                           -------         -------         ------


Shareholder expense
                 (Annual Report, Etc.)                          52              63             36
                                                           -------         -------         ------


TOTAL EXPENSES                                                  52              63             36
                                                           -------         -------         ------


Income before change in undistributed
   earnings of  subsidiary                                   3,727           3,359          3,037

Increase in undistributed earnings
   from subsidiary                                           7,355           6,945          6,528
                                                           -------         -------         ------

NET INCOME                                                 $11,082         $10,304         $9,565
                                                           =======         =======         ======

                 SECURITY BANC CORPORATION (Parent Company Only)

                                        STATEMENT OF CASH FLOWS (000s)

                                                                                                Year Ended December 31

                                                                                           1995            1994            1993
                                                                                           ----            ----            ----
Cash Flows from Operating Activities:

                 Net Income                                                             $11,082         $10,304         $ 9,565

                 Adjustments to reconcile net income to cash provided by
                      operating activities:
                 Equity in undistributed earnings of subsidiaries                        (7,355)         (6,932)         (6,528)
                                                                                        -------         -------         -------
                 Net cash provided by operating activities                                3,727           3,372           3,037

                 Cash Flows from Investing Activities:
                       Payments for Investments in Subsidiaries                             (58)           (308)           (320)
                                                                                        -------         -------         -------
                       Net cash used by investing activities                                (58)           (308)           (320)

                 Cash Flows from Financing Activities:
                       Proceeds from Issuance of Common Stock                                58             308             320
                       Payments to repurchase Common Stock                                    0             (13)              0
                       Dividends paid                                                    (3,727)         (3,359)         (3,037)
                                                                                        -------         -------         -------
                 Net cash used by Financing Activities                                   (3,669)         (3,064)         (2,717)
                                                                                        -------         -------         -------
                 Increase (Decrease) in cash                                                  0               0               0

                 Cash at beginning of year                                                    0               0               0

                 CASH AT END OF YEAR                                                    $     0         $     0         $     0
                                                                                        -------         -------         -------

ITEM 2.           PROPERTIES

         MAIN OFFICE:

         The land and building, on which the Bank's Main Office is located, is owned by Security Community Urban Redevelopment Corporation, a wholly owned subsidiary of The Security National Bank and Trust Co. The cost of the land and the adjusted basis of the building as of December 31, 1995 were $498,187.00 and $1,350,554.00 respectively. The Main Office Building comprises four stories and approximately 44,500 square feet. In 1975, the subsidiary purchased the land on which the Bank is situated. The building was constructed in 1976. Since November 1, 1977, the Bank has leased the Main Office from the Subsidiary. The lease term is twenty years, and expires on October 31, 1996. The Bank pays as rent, the sum of real estate taxes and assessments levied against the premises and all premiums for insurance covering the premises. Rent is paid annually on, or before, December 31.

         WESTERN OFFICE:

         In 1953, the Bank purchased the property, on which the Western Office is located, for $27,400.00. Until 1981, the Bank leased a parking lot adjacent to the Western Office. The Bank purchased the lot in 1981 for $70,600.00. As of December 31, 1995, the building had an adjusted basis of $13,936.00. It has approximately 2,860 square feet.

         NORTHRIDGE OFFICE:

         The property, on which the Northridge Office is located, cost the bank $50,000.00 in 1974. As of December 31, 1995, the building had an adjusted basis of $71,947.00. The building has approximately 2,475 square feet.

         NEW CARLISLE OFFICE:

         The property, on which the New Carlisle Office is located, cost the Bank $49,020.00 in 1957. The building had an adjusted basis of $89,811.00 as of December 31, 1994. The building is a two story structure with approximately 7,284 square feet.

         PARK LAYNE OFFICE:

         An existing bank building was purchased and opened as the Park Layne Branch of The Security National Bank and Trust Co. on March 21, 1988. The property on which Park Layne is located cost the Bank $75,580.00. The building has an adjusted basis of $245,624.00 as of December 31, 1995. The building is a single story structure with approximately 2,650 square feet.

         MEDWAY OFFICE:

         The property on which the Medway Office is located, cost the Bank $7,500.00 in 1959. The building is a single story structure with approximately 1,550 square feet. The original cost of the Building was $25,628.00. A new 230 square foot addition was completed in 1979 at an original cost of $23,152.00. The adjusted basis of the building was $3,701.00 as of December 31, 1995.

         ENON OFFICE:

         The property, on which the Enon Office is located, cost the bank $15,000.00 in 1969. The building is a single story structure with approximately 2,800 square feet. A new addition was completed in 1979 at the cost of $50,366.00. The original cost of the building (before the addition) was $47,080.00. The adjusted basis of the building was $11,584.00. as of December 31, 1995.

ITEM 2.           PROPERTIES (Cont'd)

         SOUTH CHARLESTON OFFICE

         The Bank acquired Society Bank's South Charleston Office on June 24, 1991 and approximately $15,000,000.00 in deposits. The acquired office operations were consolidated with the Bank's existing South Charleston Office in the building acquired from Society at 102 S. Chillicothe Street. The property cost $7,920.00. The building is approximately 2500 square feet and had an adjusted basis of $195,239.00 at December 31, 1995.

         EAST MAIN OFFICE:

         The Bank leases its East Main Office from Main Associates, an Ohio general partnership. The building was constructed in 1980, according to the Bank's plans and specifications. It is a single story structure with approximately 2,100 square feet. The lease term is twenty years, and the Bank has an option to renew the lease for two additional five-year terms. The Bank pays monthly rent of $2,000.00.

         NORTH LIMESTONE OFFICE:

         The property, on which the North Limestone Office is located, cost the Bank $155,000.00 in 1986. The building is a single story structure with approximately 2,700 square feet. The original cost of the building was $303,469.00. The adjusted basis of the building was $118,943.00 as of December 31, 1995.

         XENIA OFFICES:

         On April 20, 1994, the Bank acquired two banking offices located in the city of Xenia, Ohio, with approximately $40 million of deposits. The Plaza Office is a single story brick building containing approximately 2,772 square feet, located at 82 N. Allison Avenue. This office is leased at $1,800.00 per month with original term plus options to expire in October of 1996. Building was erected in 1962.

         THE XENIA DOWNTOWN OFFICE is a two story brick building containing 12,641 square feet, located at 161 East Main Street. This building was erected in 1955 and contains nine teller stations and three drive- ins. The attached parking lot contains spaces for 60 cars. The cost basis of this property to Security National is approximately $400,000.00. The adjusted basis of the building was $151,263.00 as of December 31, 1995.

         JAMESTOWN OFFICES:

         On February 28, 1993, the Bank acquired the two offices of The Farmers & Traders Bank of Jamestown, Ohio with approximately $19 million of deposits. The Shawnee Hills Office is a single story, brick structure containing approximately 1,624 square feet, located at 3566 Jasper Road. The adjusted basis of the building at December 31, 1995 was $121,871.00.

         THE JAMESTOWN OFFICE is a two story brick building containing approximately 5,000 square feet, located at 2 E. Washington Street. The adjusted basis of the building at December 31, 1995 was $65,535.00.

ITEM 3.           LEGAL PROCEEDINGS

                  Registrant and its subsidiaries are not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                1. To elect three directors of Class II to serve until the Annual Meeting of Shareholders in 1999, or in the case of each director until his successor is duly elected and qualified.

                2. To transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                MATTERS

                The common stock of the Corporation is traded on the over-the-counter market. Transfer agent and registrar is The Registrar and Transfer Co., 10 Commerce Drive, Cranford, NJ 07016.

ITEM 6.         SELECTED FINANCIAL DATA

                The information required by this item is incorporated herein by reference to the registrant's 1995 Annual Report to Shareholders attached to this filing as Exhibit "C".

ITEM 7. MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                The information required by this item is incorporated herein by reference to the registrant's 1995 Annual Report to Shareholders attached to this filing as Exhibit "C".

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The information required by this item is incorporated herein by reference to the registrant's 1995 Annual Report to Shareholders attached to this filing as Exhibit "C".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning Directors is incorporated herein by reference to the registrant's 1996 Proxy Statement attached to this filing as Exhibit "D".

Executive Officers and Management Committee

The name, age, and position of the Executive Officers and Management Committee of the registrant as of March 5, 1996, is listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

Name, Age, Position                               Business Experience During Past Five Years
-------------------                               ------------------------------------------

         Executive Officers

         Harry O. Egger, 56                       President since 1981
         Chairman, President, CEO

         J. William Stapleton, 43                 Auditor 9-18-78 to 9-18-84
         Vice President/CFO                       Branch Administrator 9-18-84 to 1-1-89
                                                  Vice President since 9-18-84

         William C. Fralick, 41                   Commercial Loan Officer since 3-79
         Vice President                           Promoted to Vice President 12-31-84

         Thomas L. Locke, 46                      BancOhio 1969 to 1985
         Director of Personnel                    Director of Personnel at SNB since 11-85

         Glenda S. Greenwood, 40                  Director of Marketing since 12-29-80
         Director of Marketing

         Daniel M. O'Keefe, 51                    Vice President/Trust Officer since 1-80
         Vice President

ITEM 11.                   EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the registrant's 1996 Proxy Statement attached to this filing as Exhibit "D".

PART III

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The information required by this item is incorporated herein by reference to the registrant's 1996, Proxy Statement attached to the filing as Exhibit "D".

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the registrant's 1996 Proxy Statement attached to the filing as Exhibit "D".

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

         a)      Document filed as part of the report

                 1.   FINANCIAL STATEMENTS

                      The following consolidated financial statements and report of independent auditors of Security Banc Corporation, included in the 1995 Annual Report to its shareholders for the year ended December 31, 1995 are incorporated by reference in Item 8.

                      Report of Independent Auditors

                      Consolidated Statement of Condition, December 31, 1995 and 1994

                      Consolidated Statement of Income for the Years Ending December 31, 1995, 1994, and 1993

                      Consolidated Statement of Shareholders' Equity for the Years Ending December 31, 1995, 1994, and 1993

                      Consolidated Statement of Cash Flows for the Years Ending December 31, 1995, 1994, and 1993

                      Notes to Consolidated Financial Statements

PART III

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K  (CONT'D)

         a)    Document filed as part of the report

               2. SCHEDULES TO THE CONSOLIDATED FINANCIAL STATEMENTS REQUIRED BY ARTICLE 9 OF REGULATION S-X ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

         (b)         Reports on Form 8-K - None

         (c)         Exhibits

                     C - Security Banc Corporation 1995 Annual Report

                     D - Security Banc Corporation 1996 Proxy Statement

                     23 - Consent of Independent Auditors

         (d)         Financial Statement Schedules - None

         Security Banc Corp. has the following subsidiaries:

                     1. Security National Bank and Trust Co.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SECURITY BANC CORPORATION
   --------------------------------------------------------------------------
                                  (Registrant)

By /s/ Harry O. Egger
   --------------------------------------
Harry O. Egger, Chairman of the Board
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chester L. Walthall                      /s/ Larry E. Kaffenbarger
---------------------------------            ---------------------------------
Director                                                Director

/s/ Jane N. Scarff                          /s/ Harry O. Egger
---------------------------------           ---------------------------------
Director                                          President/CEO/Chairman

/s/ Richard E. Kramer                       /s/ Thomas L. Miller
---------------------------------           ---------------------------------
Director                                    Controller

/s/ W. Dean Sweet
---------------------------------
Director

J. William Stapleton
---------------------------------
Vice President

          S E C U R I T Y       B A N C        C O R P O R A T I O N


                                    1 9 9 5


                         A N N U A L      R E P O R T

The Annual Shareholders' Meeting of Security Banc Corporation will be held April 16, 1996, at 2:00 p.m. on the third floor of the Security National Bank and Trust Co., 40 South Limestone Street, Springfield, Ohio.


A copy of Security Banc Corporation's Annual Report Form 10-K for the period ending December 31, 1995, may be obtained without charge upon written request to Shareholder Relations, Security Banc Corporation, 40 South Limestone Street, Springfield, Ohio 45502.



Cash Dividends Per Share
      1995      1994      1993     1992    1991
     $0.73     $0.66     $0.60    $0.54   $0.49



Earnings Per Share
      1995      1994      1993     1992    1991
     $2.17     $2.03     $1.89    $1.78   $1.62



Stock Performance Per Share
                         1995      1994       1993      1992     1991
Market Value           $28.50    $24.00     $22.00    $19.75   $16.25
Year End Book Value    $14.25    $12.59     $11.43    $10.16   $ 8.92


                           STABILITY AND PERFORMANCE
                            RESULT FROM TAPPING THE
                                 KNOWLEDGE AND
                             EXPERIENCE OF MANY TO
                             CREATE A DYNAMIC AND
                              DIVERSE LEADERSHIP

Fiscal Highlights Compared
                               1995                1994             1993
Net Income                 $  11,082,000    $   10,304,000    $   9,565,000
Return on Average Assets            2.13%             2.02%            1.94%
Return on Average Equity           16.13%            16.72%           17.54%

Per Share
    Net Income             $        2.17    $         2.03    $        1.89
    Cash Dividends         $        0.73    $         0.66    $        0.60
    Book Value             $       14.25    $        12.59    $       11.43
    Market Last Sale       $       28.50    $        24.00    $       22.00

Assets                     $ 535,975,000    $  520,981,000    $ 502,424,000
Deposits                   $ 436,256,000    $  426,767,000    $ 419,682,000
Loans (Net)                $ 310,834,000    $  310,505,000    $ 276,404,000
Securities                 $ 150,013,000    $  162,289,000    $ 173,821,000
Capital Funds              $  72,786,000    $   64,196,000    $  57,925,000
Total Capital to
  Total Risk Based Assets          21.99%            20.77%            21.23%

Shares of Common
 Stock Outstanding             5,106,634         5,101,284        5,068,220

Cash Dividends             $   3,727,000    $    3,359,000    $   3,037,000
Shareholders                       1,205             1,115            1,063
Bank Offices                          14                14               14
Staff Full-Time Equivalent           233               227              233


Letter to the Shareholders



                             [Photo]


      Once again, we are pleased to present an annual report to shareholders which reflects the continuing growth, strength and stability of Security Banc Corporation. The following pages of facts and figures for 1995 represent another prosperous year and reflect the economic makeup of our communties. This year's annual report is dedicated to our Board of Directors. Our goal is for the composition of our Board of Directors to mirror the diverse interest and opinions of our shareholders. By achieving this, we live up to our hometown philosophy. A philosophy which provides our shareholders and our customers with the advantages and responsiveness of local ownership and local leadership. It is this mind set which creates a neighborhood atmosphere in every one of our markets. As we continue on our path of growth--from steps such as opening a new service or office, to entering new opportunities--we will remain committed to local community leadership.

      As partners, presidents or owners of local business ventures, our Board of Directors bring with them a diversity of information and experience as well as knowledge of the commitment to the communities and people we serve. This combined pool of wisdom benefits the Corporation by expanding the base of information considered during the decision making process. Board members, active in the business community, are able to create policies which respond to community needs and benefit shareholders. By establishing effective corporate policies, the Board empowers the senior management staff of Security Banc Corporation to function to their highest potential. It is this type of leadership which creates a thriving work environment and a thriving institution.
      Security Banc Corporation's net income for the year 1995 was $11,082,000, an increase of 8% over the $10,304,000 for the previous year. This year's earnings per share increased 7%, from $2.03 to $2.17. Shareholders' equity is well in excess of regulatory requirements. The national average return on assets and equity for banks under one billion in assets is 1.26% and 13.64%, respectively. Security Banc continues to exceed these with a return on assets of 2.13% and a return on equity of 16.13%.
      The cash dividends of $0.73 per share is an increase of 11% over 1994. Total assets extended to $535,975,000 at December 31, 1995. Deposits increased $9,489,000 to $436,256,000, while total loans increased $524,000 to
$314,575,000. The stock market value is $28.50, adjusted to reflect the 2 for 1 stock split during the second quarter. Our financial stability continues to reflect a history of high quality assets and net loan losses of 0.19% of average loans.
      The high performance of Security Banc Corporation continues to receive industry recognition from Bauer Financial Reports, Inc., Sheshunoff and VERIBANC, Inc. These recognitions are based on key indicators including market share, profitability and return to shareholders. This excellent ranking among our peers points to the leadership provided by our Board of Directors and management ability of our staff.
      In an era of bank mergers and multi-state financial institutions, Security Banc Corporation continues to shine as a hometown institution. Our local ownership and emphasis on personal service, positions us ahead of the competition when it comes to neighbor-to-neighbor service. We created the "hometown touch," and we continue to provide the real thing.
      Last year we reported to you that we had initiated a strategic planning process in 1994, a process which we said would be ongoing. During 1995 we reaped many benefits from these efforts. We held our first Annual Employee Meeting and drafted a new Vision Statement which will keep us focused on sustained growth, both financially and as an institution which fosters employee development. We are committed to having an organizational structure which encourages a free flow of ideas from all levels of staff and management. Just as we realize the benefits of diversity on our Board, we acknowledge the benefits of diverse thought among our staff. Security staff will be trained and empowered to make decisions which will provide the highest quality of customer service, and the bank's products and delivery system will be continually evaluated for suitability, location and profitability. We will use state-of-the-art management information systems to analyze and prioritize our product and service needs. A major step toward this goal was accomplished this past year by installing a new data processing system. As we continue to integrate our strategic plan, we will incorporate our Core Values of integrity, fairness, social responsibility and fun.
      A new director, Larry E. Kaffenbarger, was appointed to the Board last year. His contributions have added a new dimension to our Board. We are confident that with the support of our shareholders, the leadership of our Board and the dedication of our management staff and employees, we will continue to assess and adjust our operations to meet the needs of our community and our customers.
      We thank our directors and our employees for their contribution in 1995 and look forward to 1996 with the knowledge that your hometown bank, led by hometown people, will continue to provide returns on shareholder investments and maintain our legacy of personal service to customers.


                                                /s/ Harry Egger

Management's Discussion and Analysis
of Financial Condition and Results of Operations

     In the following pages, the analysis of the financial condition and results of operations in 1995 compared to prior years is discussed by Management. The data presented in this discussion should be read in conjunction with the 1995 audited financial statements of the report.

RESULTS OF OPERATIONS SUMMARY

    Net income advanced in 1995 to an all time high of $11,082,000. Net income has steadily increased in each of the previous five (5) years. Net income in 1995 was $11,082,000 compared to net income in 1994 of $10,304,000 and in 1993 of $9,565,000. Net income for 1995 increased $778,000 or eight percent (8%) over 1994. Income per share was $2.17 in 1995, $2.03 in 1994, and $1.89 in 1993.
    Total assets grew three percent (3%) in 1995 to $535,975,000. Security Banc Corporation continued its record of excellent performance with a 1995 return on average assets of two point one three percent (2.13%) and a return on average shareholder equity of sixteen point one three percent (16.13%). The Corporation has continued to increase cash dividends paid to our shareholders. Cash dividends paid in 1995 were $.73 per share, compared to $.66 per share in 1994. Market price per share at December 31, 1995 was $28.50 compared to $24.00 at December 31, 1994. Financial summary (Table I) recaps these measures.

Table I:   Financial Summary
Five Years Ended December 31

(000's, except per share and ratio data)                         1995        1994         1993         1992        1991
------------------------------------------------------------------------------------------------------------------------
    Interest and Fee Income...............................   $ 39,745     $ 35,419     $ 34,536     $ 34,673    $ 36,516
    Interest Expense......................................     14,194       11,537       12,431       14,068      19,622
                                                               ------       ------       ------       ------      ------

    Net Interest Income...................................     25,551       23,882       22,105       20,605      16,894
    Provision for Loan Losses.............................        800          800          900        1,100         700
    Other Operating Income
    Investment Securities Gains...........................         10          316          714          554       1,552
    All Other.............................................      4,328        4,161        3,588        3,283       3,297
    Operating Expense.....................................     13,488       13,234       12,848       11,715      11,056
                                                               ------       ------       ------       ------      ------

    Income Before Income Taxes............................     15,601       14,325       12,659       11,627       9,987
    Provision for Income Tax..............................      4,519        4,021        3,094        2,707       1,889
                                                               ------       ------       ------       ------      ------

    Net Income............................................   $ 11,082     $ 10,304      $ 9,565      $ 8,920    $  8,098

Per Share
    Net Income............................................   $   2.17     $   2.03      $  1.89      $  1.78    $   1.62
    Cash Dividends Declared and Paid......................   $   0.73     $   0.66      $  0.60      $  0.54    $   0.49
    Year-End Book Value...................................   $  14.25     $  12.59      $ 11.43      $ 10.16    $   8.92
    Year-End Market Price.................................   $  28.50     $  24.00      $ 22.00      $ 19.75    $  16.25

Selected Year-Ended Information
    Total Assets..........................................   $535,975     $520,981     $502,424     $465,191    $447,330
Investment Securities.....................................    150,013      162,289      173,821      144,890     160,577
Loans-Net.................................................    310,834      310,505      276,404      259,333     237,963
    Deposits..............................................    436,256      426,767      419,682      389,671     369,879
    Noninterest-Bearing Demand Deposits...................     86,682       79,532       70,639       67,004      56,910
    Interest-Bearing Demand Deposits......................     73,140       79,751       88,989       87,811      86,594
    Time Deposits.........................................    174,693      154,788      129,495      116,895     139,281
    Savings...............................................    101,741      112,696      130,559      117,961      87,094
    Shareholders' Equity..................................     72,786       64,196       57,925       51,077      44,678
    Cash Dividends Paid...................................      3,727        3,359        3,037        2,706       2,442
    Net Income............................................   $ 11,082     $ 10,304      $ 9,565      $ 8,920    $  8,098

    Weighted Average Common Shares Outstanding............      5,105        5,089        5,056        5,010       2,504

Ratios
    Return on Average Assets..............................        2.13%        2.02%        1.94%        1.98%      1.89%
    Return on Average Equity..............................       16.13%       16.72%       17.54%       18.62%     19.41%
Total Capital to Total Risk Based Assets..................       21.99%       20.77%       21.23%       19.70%     18.08%

Net Interest Margin (Tax Equivalent Basis)................        5.52%        5.31%        5.17%        5.35%      4.74%



Dwight Hollenbeck, Credit Life
"Every decision made by the Board must
consider the safety of the shareholders'        [Photo]
investment. The reward for conservative management has always been steady growth."

NET INTEREST INCOME

    A major share of the Corporation's income results from the spread between income on interest earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets. The difference between interest earned and interest expensed is referred to as net interest income in the Consolidated Statement of Income. Net interest income is affected by changes in both interest rates and the amount of interest earning assets and interest bearing liabilities outstanding. Net interest margin on interest earning assets is the amount earned on assets, on a taxable equivalent basis, divided by the average earning assets outstanding.

    Table II, entitled Average Balance Sheets and Analysis of Net Interest Income, compares the changes in revenue and interest earning assets outstanding, and interest cost and liabilities outstanding for the years ended December 31, 1995, 1994, and 1993.

    The Corporation's net interest income on a taxable equivalent basis was $26,930,000, $25,536,000 and $24,017,000 in 1995, 1994 and 1993, respectively.
Total average earning assets increased to $488,128,000 in 1995, compared to $480,505,000 in 1994 and $464,153,000 in 1993. Earning assets are total loans, total securities, interest bearing deposits with other banks and federal funds sold. Average total loans increased $14,979,000 to $314,497,000. Average securities, interest bearing deposits with other banks, and federal funds sold decreased a combined total of $7,356,000.

    Total average interest bearing liabilities increased $83,000 to $372,088,000 in 1995. Average time deposits attributed to the increase representing $26,783,000. Average purchased funds increased $1,811,000. Average NOW, Money Fund and savings decreased $5,762,000, $4,859,000 and $17,890,000, respectively.

    Average earning assets of $488,128,000 in 1995 contributed a tax equivalent interest income of $41,124,000 with a yield of eight point forty-two percent (8.42%).

    Average interest bearing liabilities of $372,088,000 in 1995 contributed interest expense of $14,194,000.

    Table III, entitled Analysis of Net Interest Income Changes, translates the dollar changes in taxable equivalent net interest margin into (1) changes due to volume or (2) changes due to average yields on interest earning assets and average rates for sources of funds on which interest expense is incurred.

OTHER OPERATING INCOME

    Other operating income is comprised of trust income, service charges on deposit accounts, security gains, and other items of income not directly resulting from interest earning assets. These items comprise safe deposit box fees, exchange and collection fees, investor service fees, gain (loss) on the sale of loans and miscellaneous other income.


Net Income  (Thousands)

    1995     1994    1993     1992     1991
 $11,082  $10,304  $9,565   $8,920   $8,098



Return on Average Assets
    1995     1994    1993     1992     1991
    2.13%    2.02%   1.94%    1.98%   $1.89%


[PHOTO W. DEAN SWEET]

W. Dean Sweet, Sweet Manufacturing
"The right tools are vital to any job. Not only must Security Banc Corporation remain up-to-date with technological advances, we must also invest in our people. Training and education for employees are crucial components to overall success."


MANAGEMENT'S DISCUSSION AND ANALYSIS STATISTICAL INFORMATION

Table II:   Average Balance Sheets and Analysis of Net Interest Income for the Years Ended December 31.

(Tax equivalent basis)
                                                      1995                          1994                           1993
                                            ------------------------    ---------------------------    -----------------------------
(000's)                                     Balance  Interest  Yield    Balance    Interest   Yield    Balance   Interest    Yield
====================================================================================================================================
ASSETS
     Earning Assets
     Loans 1)
         Commercial 2).............          $147,647  $13,614    9.22%    $141,794  $ 11,608   8.19%     $128,389  $9,959     7.76%
         Real estate 3)............            83,820    7,053    8.41%      83,886     6,927   8.26%       82,097   7,222     8.80%
         Consumer 3)...............            83,030    8,495   10.23%      73,838     6,889   9.33%       58,790   6,327    10.76%
                                               ------    -----   ------      ------     -----   -----       ------   -----    -----

          Total loans..............           314,497   29,162    9.27%     299,518    25,424   8.49%      269,276  23,508     8.73%
     Investment securities
         Taxable...................           122,161    7,033    5.76%     132,007     6,629   5.02%      122,696   6,767     5.52%
         Tax-exempt 2).............            28,635    3,597   12.56%      36,987     4,528  12.24%       41,733   5,224    12.52%
                                               ------    -----   ------      ------     -----   ----        ------   -----    ------
          Total securities.........           150,796   10,630    7.05%     168,994    11,157   6.60%      164,429  11,991     7.29%
     Interest-bearing deposits
         with other banks..........               107        5    4.67%       3,028       120   3.96%        2,684     108     4.02%
     Federal funds sold and securities
         purchased under agreements
         to resell.................            22,728    1,327    5.84%       8,965       372   4.15%       27,764     841     3.03%
                                               ------    -----   ------      ------     -----   ----        ------   -----    ------

     Total earning assets..........           488,128   41,124    8.42%     480,505    37,073   7.72%      464,153  36,448     7.85%
     Nonearning assets
         Allowance for loan losses.            (3,786)                       (3,415)                        (3,274)
         Cash and due from banks...            19,381                        19,664                         19,367
         Premises, equipment and
         other assets..............            16,928                        12,537                         11,696
                                               ------                        ------                         ------

Total assets.......................          $520,651                      $509,291                       $491,942
                                              =======                       =======                        =======

LIABILITIES
     Interest-bearing liabilities
     Deposits
         Now.......................          $ 51,531   $  891    1.73%    $ 57,293    $1,034   1.80%     $ 59,022  $1,568     2.66%
         Money Fund................            22,144      544    2.46%      27,003       611   2.26%       31,028     837     2.70%
         Savings...................           106,301    2,576    2.42%     124,191     3,057   2.46%      126,423   3,987     3.15%

     Time deposits
         CD's > 100,000............            19,576    1,066    5.45%      14,351       595   4.15%       12,345     475     3.85%
         CD's < 100,000............           146,205    7,839    5.36%     124,647     5,427   4.35%      117,001   5,100     4.36%
                                              -------    -----    -----     -------     -----   -----      -------   -----     -----
            Total interest-bearing deposits   345,757   12,916    3.74%     347,485    10,724   3.09%      345,819  11,967     3.46%
     Purchased funds
         Federal funds purchased and
         securities sold under agreements
         to repurchase.............            26,331    1,278    4.85%      24,520       813   3.32%       22,441     464     2.07%
                                              -------    -----    -----     -------     -----   -----      -------   -----     -----

     Total interest-bearing liabilities       372,088   14,194    3.81%     372,005    11,537   3.10%      368,260   12,431    3.38%
     Noninterest-bearing demand deposits       77,301                        73,671                         66,983
     Other liabilities.............             2,554                         1,981                          2,172
     Shareholders' equity..........            68,708                        61,634                         54,527
                                              -------                       -------                        -------

Total liabilities and shareholders' equity   $520,651                      $509,291                       $491,942
                                              =======                       =======                        =======

     Net Interest income and.......                     26,930                         25,536                        24,017
     Interest rate spread..........                               4.61%                         4.62%                          4.47%

     Net interest margin
         (tax equivalent basis)....                               5.52%                         5.31%                          5.17%

Footnote:
1)  Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
2)  Interest income on tax-exempt investments and on certain tax-exempt commercial loans has been adjusted to a taxable equivalent basis using a marginal federal income tax rate of thirty-five percent (35%) in 1995 and 1994 and thirty-four percent (34%) for 1993.
3)  For Management Discussion and Analysis, home equity loan averages are included in the consumer loan portfolio as opposed to the real estate loan portfolio.


MANAGEMENT'S DISCUSSION AND ANALYSIS STATISTICAL INFORMATION

Table III:   Analysis of Net Interest Income Changes

(Tax equivalent basis)

                                                            1995 Compared to 1994                    1994 Compared to 1993
                                                  -------------------------------------     ----------------------------------------
                                                             Yield/                                     Yield/
(000's)                                           Volume      Rate       Mix      Total     Volume       Rate       Mix     Total
====================================================================================================================================
Increase (Decrease) in Interest Income
     Loans
       Commercial.......................         $  479     $1,466     $  61     $2,006     $1,040      $  552   $   58   $ 1,650
       Real estate......................             (5)       132         0        127        157        (443)     (10)     (296)
       Consumer.........................            858        666        83      1,607      1,620        (842)    (216)      562
                                                    ---        ---        --      -----      -----        ----     ----      ----

     Total loans........................          1,332      2,264       144      3,740      2,817        (733)    (168)    1,916
       Investment Securities
           Taxable......................           (494)       971       (72)       405        514        (606)     (46)     (138)
           Tax-exempt...................         (1,022)       118       (27)      (931)      (594)       (115)      13      (696)
                                                 ------        ---        --      -----      -----        ----     ----      ----
     Total securities...................         (1,516)     1,089       (99)      (526)       (80)       (721)     (33)     (834)
       Interest-bearing deposits
         with other banks...............           (116)        21       (21)      (116)        14          (2)      (0)      12
       Federal Funds sold and securities
         purchased under agreements to resell       571        151       232        954       (569)        311     (211)    (469)
                                                    ---        ---       ---        ---       ----         ---     ----     ----
Total Interest Income Change............            271      3,525       256      4,052      2,182      (1,145)    (412)     625

Increase (Decrease) in Interest Expense
     Interest-bearing liabilities
       Now..............................           (104)       (43)        4       (143)       (46)       (503)      15     (534)
       Money Fund.......................           (110)        52        (9)       (67)      (109)       (135)      18     (226)
       Savings..........................           (441)       (47)        7       (481)       (70)       (875)      15     (930)
       Time Deposit
           CD's > 100,000...............            217        186        68        471         77          37        6      120
           CD's < 100,000...............            939      1,256       217      2,412        333          (6)      (0)     327
                                                    ---      -----       ---      -----       ----         ---     ----     ----
Total Interest-bearing deposits.........            501      1,404       287      2,192        185      (1,482)      54   (1,243)
     Federal Funds purchased and
       securities sold under agreements
       to repurchase....................             60        377        28        465         43         280       26      349
                                                    ---        ---       ---        ---       ----         ---     ----     ----
Total Interest Expense Change...........            561      1,781       315      2,657        228      (1,202)      80     (894)

Increase (Decrease) in Net Interest
     Income on a Taxable Equivalent Basis        $ (290)    $1,744     $ (59)    $1,395     $1,954      $   57   $ (492)  $1,519
Decrease in Taxable Equivalent Basis....                                            274                                      258
                                                                                    ---                                      ---

Net Interest Income Change..............                                         $1,669                                   $1,777



OPERATING EXPENSE

    Total operating expense increased $254,000 in 1995 to $13,488,000 compared to $13,234,000 for 1994. Salaries and employee benefits were $6,773,000 in 1995, compared to $6,275,000 in 1994. Equipment and occupancy expenses were $1,439,000, up $112,000 from the previous year. Amortization of intangibles decreased to $71,000 as compared to $234,000 for the previous year. Other operating expense decreased three point six percent (3.6%) to $5,205,000. Footnote thirteen (13) provides data on the significant changes in the individual items making up this category.

LOANS

    Total average commercial loans increased four point one percent (4.1%) to $147,647,000 in 1995 yielding an average rate of nine point twenty-two percent (9.22%). Average real estate loans decreased point one percent (0.1%) to $83,820,000, yielding an average rate of eight point forty-one percent (8.41%). Average consumer loans, which include home equity loans, increased twelve point forty-five percent (12.45%) to $83,030,000, yielding an average rate of ten point twenty-three percent (10.23%).

    Under-performing assets consist of (1) non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain but the principal is currently considered fully collectible, (2) loans past due

[photo]      Harry O. Egger
             "Board members invest time, energy, experience and knowledge in our Corporation. It is my challenge to make sure we make the most of their investment."

ninety (90) days or more as to principal or interest and (3) other real estate owned. Under-performing assets as of December 31, 1995 were $4,150,000.
    The Corporation provides, as expense, an amount which reflects expected loan losses. This provision is based on the growth of the loan portfolio, local economic conditions, and on recent loan loss experience and is called the provision for loan losses in the Consolidated Statement of Income. Actual losses on loans are charged against the reserve built up on the Consolidated Statement of Condition through the allowance for loan losses. The amount of loans actually removed as assets from the Consolidated Statement of Condition is referred to as charge-offs. Netting out recoveries on previously charged-off assets with current year charge-offs provides net charge-offs.
    Net charge-offs in 1995 increased to $605,000 from $416,000 in 1994. The provision for loan losses was $800,000 in 1995 and 1994. The allowance for loan losses at December 31, 1995 was equivalent to one point nineteen percent (1.19%) of loans outstanding.
    The following table presents loan loss data for the most recent five (5) year period.

(000's)                       1995          1994          1993          1992          1991
==========================================================================================

Balance at Jan. 1        $   3,546     $   3,162     $   3,010     $   2,779     $   2,591
Provision for loan
   losses                      800           800           900         1,100          (700)
Loans charged off             (868)         (608)       (1,049)       (1,071)         (714)
   Recoveries of loans
   previously
   charged off                 263           192           301           202           202
                               ---           ---           ---           ---           ---
Balance at Dec. 31       $   3,741     $   3,546     $   3,162     $   3,010     $   2,779
Loans outstanding
   at Dec. 31            $ 314,575     $ 314,051     $ 279,566     $ 262,343     $ 240,742
Reserve as a
   percent of loans           1.19%         1.13%         1.13%         1.15%         1.15%
Net loan losses to
   average loans              0.19%         0.14%         0.28%         0.34%         0.23%

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The Corporation's Asset/Liability Management Committee is charged with the responsibility of maintaining an adequate level of liquidity and of managing the risks associated with interest rate changes while sustaining a stable growth in net interest income. The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer loan demand and deposit withdrawals. The asset liquidity sources consist of short term marketable securities, federal funds sold, maturing loans and certificates of deposit. Interest rate management seeks to maintain a balance between steady net interest growth and the risks associated with interest rate fluctuations.The strategy is to minimize interest rate risk through the matching of the repricing period of interest earning assets and interest bearing liabilities.

    The Corporation has a net asset position of $77,122,000 at the one (1) year interval or a sensitivity ratio of one point forty-two (1.42). This ratio indicates that, in a declining interest rate environment, those assets that are due to reprice would be replaced at a decreased interest yield at a faster pace than maturing liabilities, having a negative impact on the net interest margin. In an increasing rate environment, those assets that are due to reprice would be replaced at a higher interest yield, improving the net interest margin.

CAPITAL RESOURCES

    Federal Reserve Board standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments.

   The Federal Reserve Board standards classify capital into tiers. All banks are required to meet a minimum ratio of eight point zero percent (8.0%) of qualifying total capital to risk-adjusted total assets.

   Security Banc Corporation maintains a high level of capital as a margin of safety for its stockholders and depositors. Applying the new risk-based capital guidelines; total capital to total risk-weighted assets was twenty-one point ninty-nine percent (21.99%) in 1995 and twenty point seventy-seven percent (20.77%) in 1994, well above the minimum established guidelines.

MARKET INFORMATION

    Security Banc Corporation stock is traded in the over-the-counter market. The following table sets forth the sales prices for the common stock during the periods indicated.

                           1995                1994

===================================================================
   Quarter Ended   High Bid   Low Bid    High Bid     Low Bid

   March 31        $25.38     $24.00      $22.00       $22.00
   June 30         $26.25     $25.38      $22.88       $22.00
   September 30    $27.25     $26.25      $23.00       $22.88
   December 31     $28.50     $27.25      $24.00       $23.00

    As of December 31, 1995, the Corporation had 1,205 shareholders of record. Cash dividends paid per share were $.73.

Thomas Veskauf, Gorman, Veskauf, Henson &
Winberg Attorneys

"It is the responsibility of the Board of Directors to     [photo]
act on behalf of the shareholders. We are their representatives and we must consider their interests."

QUARTERLY INFORMATION
                                             First      Second       Third     Fourth
(000's except per share data)                Quarter    Quarter     Quarter    Quarter

=======================================================================================
1995
    Interest & Fee Income.............      $  9,386   $ 10,036    $ 10,110   $ 10,213
    Interest Expense..................         3,289      3,555       3,640      3,710
                                               -----      -----       -----      -----
  Net Interest Income ................         6,097      6,481       6,470      6,503
    Provision for Loan Losses                    200        200         200        200
    Other Operating Income
     Investment
       securities gains...............             0        (96)        106          0
     All Other .......................         1,008        980       1,082      1,258
    Operating Expense ................         3,337      3,483       3,137      3,351
                                               -----      -----       -----      -----
  Income before Income Taxes                   3,568      3,682       4,321      4,030
    Provision for Income Tax                     996      1,057       1,255      1,211
                                                 ---      -----       -----      -----
  Net Income .........................         2,572      2,625       3,066      2,819
Per Share
  Net Income .........................          0.51       0.51        0.60       0.55
  Cash Dividends Paid ................          0.17       0.17        0.17       0.22
  Market Price .......................         25.38      26.25       27.25      28.50

1994
    Interest & Fee Income.............      $  8,468   $  8,590    $  9,011   $  9,350
    Interest Expense .................         2,686      2,699       2,925      3,227
                                               -----      -----       -----      -----
  Net Interest Income ................         5,782      5,891       6,086      6,123
    Provision for Loan Losses                    200        200         200        200
    Other Operating Income
     Investment
       securities gains...............           316          0           0          0
     All Other........................         1,066        938       1,042      1,115
    Operating Expense ................         3,493      3,365       3,188      3,188
                                               -----      -----       -----      -----
  Income before Income Taxes                   3,471      3,264       3,740      3,850
    Provision for Income Tax                     964        919       1,044      1,094
                                                 ---        ---       -----      -----
  Net Income .........................         2,507      2,345       2,696      2,756
Per Share
  Net Income .........................          0.50       0.46        0.53       0.54
  Cash Dividends Paid ................          0.15       0.15        0.15       0.21
  Market Price .......................      $  22.00   $  22.88    $  23.00   $  24.00


Total Capital   (Thousands)

   1995       1994      1993      1992      1991
$72,786    $64,196   $57,925   $51,077   $44,678


[photo]   Larry Ewald, Process Equipment

          "Our purpose as a Board is to be aware of trends in banking and the needs of our customers. We must respond with state-of-the-art financial products that provide comprehensive services while maintaining profitability for the Corporation."

Report of Independent Auditors

Board of Directors

Security Banc Corporation

We have audited the accompanying consolidated statement of condition of Security Banc Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Banc Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Columbus, Ohio
January 11, 1996

[PHOTO]  Richard Kramer, Fulmer Supermarkets, Inc.

         "A keen awareness of the constant changes in supply and demand is absolutely necessary to maintain a competitive edge in customer service and corporate profitability."

Consolidated Statement of Condition

AS OF DECEMBER 31, 1995 AND 1994 (000's)


                                                                                                1995                1994
                                                                                                ----                ----
ASSETS
     Cash and due from banks............................................................   $   21,658          $   24,839
     Federal funds sold.................................................................       34,800               4,250
                                                                                           ----------          ----------

         Total Cash and Cash Equivalents................................................       56,458              29,089

     Interest bearing deposits with other banks.........................................            0                 686
     Investments (Market value $151,784 in 1995)........................................      150,013             162,289
                 (Market value $164,318 in 1994)

     LOANS:
         Commercial and agricultural....................................................      148,957             145,942
         Real estate....................................................................       88,198              89,091
         Consumer.......................................................................       77,420              79,018
                                                                                           ----------          ----------

                Total Loans.............................................................      314,575             314,051

         Less allowance for loan losses.................................................        3,741               3,546
                                                                                           ----------          ----------

               Net Loans................................................................      310,834             310,505

     Premises and equipment.............................................................        5,182               5,136
     Other assets.......................................................................       13,488              13,276
                                                                                           ----------          ----------

     TOTAL ASSETS.......................................................................   $  535,975          $  520,981
                                                                                           ==========          ==========

LIABILITIES
     Non-interest bearing deposits......................................................   $   86,682          $   79,532
     Interest bearing demand deposits...................................................       73,140              79,751
     Savings deposits...................................................................      101,741             112,696
     Time deposits, $100,000 and over...................................................       24,874              16,567
     Other time deposits................................................................      149,819             138,221
                                                                                           ----------          ----------

         Total Deposits.................................................................      436,256             426,767

     Federal funds purchased and securities
       sold under agreement to repurchase...............................................       24,293              27,284
     Other liabilities..................................................................        2,640               2,734
                                                                                           ----------          ----------
     TOTAL LIABILITIES..................................................................      463,189             456,785

SHAREHOLDERS' EQUITY
     Common Stock ($3.125 Par Value, 1995;..............................................       16,710              16,693
       $6.25 Par Value, 1994)
       authorized 11,000,000 shares
       issued 5,347,234 shares, 1995
       issued 2,670,942 shares, 1994
     Surplus............................................................................       17,883              17,842
     Retained Earnings..................................................................       41,178              33,823
     Unrealized gains and (losses)......................................................          208                (969)
     Less: Treasury Stock...............................................................        3,193               3,193
                                                                                           ----------          ----------
       240,600 shares in 1995 and 120,300 in 1994

TOTAL SHAREHOLDERS' EQUITY..............................................................       72,786              64,196
                                                                                           ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................   $  535,975          $  520,981
                                                                                           ==========          ==========

See Notes to Consolidated Financial Statements.

Consolidated Statement of Income
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (000's)

                                                                                 1995             1994          1993
                                                                               ---------        ---------     ---------
INTEREST AND FEE INCOME
     Loans.................................................................    $  29,042         $ 25,309     $  23,372
     Interest bearing deposits with other banks............................            5              120           108
     Federal funds sold....................................................        1,327              372           841
     Investments-taxable...................................................        7,033            6,629         6,767
     Investments-tax exempt................................................        2,338            2,989         3,448
                                                                               ---------        ---------     ---------

          Total Interest and Fee Income....................................       39,745           35,419        34,536

INTEREST EXPENSE
     Deposits of $100,000 and over.........................................        1,066              595           475
     Other deposits........................................................       11,850           10,129        11,492
     Federal funds purchased and securities
       sold under agreement to repurchase..................................        1,238              787           445
     Demand notes to U.S. Treasury.........................................           40               26            19
                                                                               ---------        ---------     ---------

          Total Interest Expense...........................................       14,194           11,537        12,431
                                                                               ---------        ---------     ---------

NET INTEREST INCOME .......................................................       25,551           23,882        22,105
     Provision for loan losses.............................................          800              800           900
                                                                               ---------        ---------     ---------

     Net interest income after provision for loan losses...................       24,751           23,082        21,205

OTHER OPERATING INCOME
     Trust income..........................................................        1,464            1,208         1,115
     Service charges on deposit accounts...................................        2,126            2,230         2,012
     Securities gains......................................................           10              316           714
     Other income..........................................................          738              723           461
                                                                               ---------        ---------     ---------

          Total Other Operating Income.....................................        4,338            4,477         4,302

OPERATING EXPENSE
     Salaries and employee benefits........................................        6,773            6,275         5,965
     Equipment and occupancy, net..........................................        1,439            1,327         1,335
     Amortization of intangibles...........................................           71              234           532
     Other operating expense...............................................        5,205            5,398         5,016
                                                                               ---------        ---------     ---------

          Total Operating Expenses.........................................       13,488           13,234        12,848
                                                                               ---------        ---------     ---------

INCOME BEFORE INCOME TAXES ................................................       15,601           14,325        12,659
     Provision for income tax..............................................        4,519            4,021         3,094
                                                                               ---------        ---------     ---------

          NET INCOME.......................................................    $  11,082         $ 10,304     $   9,565
                                                                               =========        =========     =========

 PER SHARE DATA (WHOLE DOLLARS)
     Net income............................................................    $   2.17          $  2.03      $    1.89
     Cash dividends........................................................    $   0.73          $  0.66      $    0.60

Weighted average share outstanding.........................................    5,104,943        5,089,496     5,056,012

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993 (000's)

                                                                                       Unrealized
                                               Common                    Retained      gains and   Treasury
                                                Stock      Surplus       Earnings       (losses)    Stock        Total
                                               ------      -------       --------      ---------   --------      -----
Balance at January 1, 1993................   $  16,469    $ 17,438      $   20,350           0    ($  3,180)    $  51,077
     Net income...........................           0           0           9,565           0            0         9,565
     Cash dividends.......................           0           0          (3,037)          0            0        (3,037)
     Exercise of stock options............         119         201               0           0            0           320
                                             ---------    --------      ----------       -----     --------     ---------
Balance at December 31, 1993..............   $  16,588    $ 17,639      $   26,878           0    ($  3,180)    $  57,925
     Adjustment to beginning balance
       for change in accounting method,
       net of income taxes of $767........           0           0               0       1,490            0         1,490
     Net income...........................           0           0          10,304           0            0        10,304
     Cash dividends.......................           0           0          (3,359)          0            0        (3,359)
     Exercise of stock options............         105         203               0           0            0           308
     Purchase of treasury stock...........           0           0               0           0          (13)          (13)
     Change in unrealized gains and (losses)
       net of income taxes of $1,267......           0           0               0      (2,459)           0        (2,459)
                                             ---------    --------      ----------       -----     --------     ---------
Balance at December 31, 1994..............   $  16,693    $ 17,842      $   33,823      ($ 969)   ($  3,193)    $  64,196
     Net income...........................           0           0          11,082           0            0        11,082
     Cash dividends.......................           0           0          (3,727)          0            0        (3,727)
     Exercise of stock options............          17          41               0           0            0            58
     Purchase of treasury stock...........           0           0               0           0            0             0
     Change in unrealized gains and (losses)
       net of income taxes of $634........           0           0               0       1,177            0         1,177
                                             ---------    --------      ----------       -----     --------     ---------
Balance at December 31, 1995..............   $  16,710    $ 17,883      $   41,178       $ 208    ($  3,193)    $  72,786
                                             =========    ========      ==========       =====     ========     =========

See Notes to Consolidated Financial Statements.


[PHOTO JANE SCARFF]
Jane Scarff, Scarff's Nursery, Inc.
"Our opportunities for growth abound. However, we must make sure that every opportunity is matched with the proper conditions to nurture stability."

Consolidated Statement of Cash Flows
For the Years Ended December 31, 1995, 1994, and 1993 (000's)

                                                                                   1995            1994           1993
                                                                                  -------         -------        -------
Cash Flows From Operating Activities:
     Net income............................................................     $  11,082        $ 10,304     $    9,565
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation......................................................           540             475            420
         (Gain)/Loss on sale of the following:
             Investment Securities available for sale......................           (10)           (316)             0
             Investment Securities held to maturity........................             0               0           (714)
             Other Assets..................................................             8             (11)            (6)
         Provision for loan losses.........................................           800             800            900
         Amortization and accretion, net...................................        (1,291)          1,540          1,663
         Amortization of core deposit intangible...........................            71             234            532
         Change in other operating assets and liabilities, net.............          (989)         (4,399)           310

                 Total Adjustments.........................................          (871)         (1,677)         3,105
                                                                                  -------         -------        -------


          NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        10,211           8,627         12,670

Cash Flows From Investing Activities:
     Net decrease (increase) in interest bearing deposits with other banks.           686           3,028         (1,657)
     Proceeds from maturities and sales of:
         Investment securities available for sale..........................       225,658          31,402              0
         Investment securities held to maturity............................         9,120           9,099         34,289
     Purchase of:
         Investment securities available for sale..........................      (219,412)           (759)             0
         Investment securities held to maturity............................             0         (30,902)       (47,874)
     Net increase in loans.................................................        (1,494)        (36,785)       (13,735)
     Proceeds from sale of other assets....................................           381           1,906            619
     Capital expenditures..................................................          (610)           (499)          (354)
     Net cash used in branch acquisition...................................             0               0         (2,476)
                                                                                  -------         -------        -------

         NET CASH USED IN INVESTING ACTIVITIES ............................        14,329         (23,510)       (31,188)

Cash Flows from Financing Activities:
     Net (decrease) increase in demand deposits, NOW accounts and
         savings accounts..................................................       (10,416)        (18,208)         4,501
     Net increase in certificates of deposit...............................        19,905          25,293          6,401
     Net (decrease) increase in short-term borrowed funds..................        (2,991)          4,323           (316)
     Purchase of treasury stock............................................             0             (13)             0
     Dividends paid........................................................        (3,727)         (3,359)        (3,037)
     Proceeds from exercise of stock options...............................            58             308            320
                                                                                  -------         -------        -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES .........................         2,829           8,344          7,869
                                                                                  -------         -------        -------
Net increase (decrease) in cash and cash equivalents.......................        27,369          (6,539)       (10,649)
Cash and cash equivalents at beginning of year.............................        29,089          35,628         46,277
                                                                                  -------         -------        -------

Cash and Cash Equivalents at End of Year...................................       $56,458         $29,089        $35,628
                                                                                  =======         =======        =======

See Notes to Consolidated Financial Statments.

Notes to Consolidated Financial Statements

    December 31, 1995

1. ORGANIZATION

    The Corporation is a bank holding company headquartered in Springfield, Ohio. The bank, Security National Bank is engaged in the general commercial banking and trust business, primarily in Central Ohio.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Security Banc Corporation are based on generally accepted accounting principles and conform to general practices within the banking industry. The following is a description of the significant accounting policies followed by Security Banc Corporation.

CONSOLIDATION

    The consolidated financial statements include the accounts of Security Banc Corporation and its wholly owned subsidiaries, Security National Bank and Trust Co., and Security Community Urban Redevelopment Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

CORE DEPOSIT INTANGIBLE ASSET

    The acquired core deposit intangible asset is amortized on an accelerated basis over ten (10) years.

INVESTMENT SECURITIES

    Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when Security Banc Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

    Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.

    The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

LOANS

    Loans are stated at the principal amount outstanding, net of unearned income. Interest income on other loans is primarily accrued using the simple interest method based on the principal amounts outstanding. Loan fees received in excess of direct costs involved in origination of a loan are amortized over the estimated loan term. Accrual of interest is discontinued when circumstances indicate that collection of loan principal is questionable.

    The company has adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement did not have a material impact on Security Banc Corporation's financial statements.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The allowance for possible loan losses is available for loan charge-offs. The adequacy of the allowance is based on Management's continuous evaluation of key factors in the loan portfolio with consideration given to current economic conditions and past charge-off experience.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of premises and equipment is determined using the straight-line method over the estimated lives of the respective assets. Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized.

INCOME TAXES

    Certain income and expense items are accounted for in different time periods for financial reporting purposes than for income tax purposes. Appropriate provisions are made in the financial statements for deferred taxes in recognition of these temporary differences.

NET INCOME PER SHARE

    Income per share is computed on the basis of weighted average shares outstanding.

CASH FLOWS

    For purposes of reporting cash flows, cash and cash requirements include cash on hand, amounts due from banks and federal funds sold. Federal funds are purchased for one-day periods.

    Interest paid by Security Banc Corporation in 1995, 1994 and 1993 was $14,867,000, $10,468,000, and $12,161,000, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the bank in estimating its fair value disclosures for financial instruments.

     Cash and cash equivalent and interest-bearing deposits with other banks:
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

    Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (i.e., commercial, agricultural and consumer) are estimated using

[PHOTO]         Chester Walthall, Heat-Treating

                "The true strength of success is the ability to withstand extremes. Security Banc Corporation has remained stable and experienced continued growth through all economic conditions."

discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

    Off-balance-sheet instruments: The carrying amounts reported for Security Banc Corporation's off-balance-sheet instruments (letters of credit and lending commitments) approximate those assets' fair value.

    Deposit liabilities: The fair values disclosed for demand deposits (i.e., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

    Short-term borrowings: The carrying amounts of federal funds purchased and securities sold under agreement to repurchase approximate their fair values.

RECLASSIFICATIONS

    Certain 1994 amounts have been reclassified to conform with the current year presentation.


2.  ACCOUNTING CHANGES

    The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairments. The Statement prescribes when assets should be reviewed, how to determine impairment , and what financial disclosures are necessary.

    Additionally, Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired.

    Both of the Statements are effective for 1996. The Corporation does not expect the adoption of either of these pronouncements to have a material impact on the financial statements.


3. RESERVE BALANCE REQUIREMENTS

    The Security Banc Corporation's banking subsidiary is required to maintain certain daily cash and due from banks reserve balances in accordance with regulatory requirements. The balances maintained under such requirements were $8,909,000 at December 31, 1995 and $8,241,000 at December 31, 1994.



4. INVESTMENT SECURITIES

    The following table lists the book value and market value of debt securitites and other investments as of December 31.

(000)s                                                          1995
                                             -----------------------------------------
                                                         Gross         Gross
                                                     Unrealized     Unrealized  Market
                                             Cost        Gains        Losses     Value
                                             ----    ----------     ---------   ------
Available for Sale Investments
  U. S. Treasury ....................       $119,390   $    320   $      0    $119,710
Held to Maturity Investments
  Debt Securities
    U. S. Treasury ..................            605          5         (4)        606
    State and Political Subdivisions          27,192      1,754        (16)     28,930
    Mortgage Back Securities ........          1,468         36         (4)      1,500
                                            --------   --------       -----   --------
Total Debt Securities ...............         29,265      1,795        (24)     31,036
  Federal Reserve Stock and Other ...          1,038          0          0       1,038
                                            --------                          --------
Total Held to Maturity Investments...       $ 30,303   $  1,795       ($24)   $ 32,074
                                            ========   ========       =====   ========

    The market value of the available for sale investments ($119,710,000) plus the cost of the held to maturity investments ($30,303,000) is the total investments carrying value of $150,013,000.


(000)s                                                           1994
                                              ---------------------------------------
                                                        Gross       Gross
                                                      Unrealized  Unrealized   Market
                                              Cost       Gains     Losses      Value
                                              ----    ----------  ----------   ------
Available for Sale Investments
  U. S. Treasury ......................     $123,559   $      0   ($ 1,469)   $122,090
Held to Maturity Investments ..........
  Debt Securities
       U. S. Treasury .................        1,918          1        (25)      1,894
       State and Political Subdivisions       35,317      2,086        (77)     37,326
       Mortgage Back Securities .......        1,923         44          0       1,967
                                            --------  ---------    -------    --------
Total Debt Securities .................       39,158      2,131       (102)     41,187
  Federal Reserve Stock and Other .....        1,041          0          0       1,041
                                            --------  ---------    -------    --------
Total Held to Maturity Investments ....     $ 40,199   $  2,131   ($   102)   $ 42,228
                                            ========   ========    =======    ========


    The market value of the available for sale investments ($122,090,000) plus the cost of the held to maturity investments ($40,199,000) is the total investments carrying value of $162,289,000.



    The following tables summarizes the cost and market value of debt securities at December 31, 1995 and 1994 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.



(000's)                                   1995                   1994
                                      ----------------      ---------------
                                                Market      Market
                                      Cost      Value       Cost      Value
                                      ----      -----       ----      ------
Available for Sale Investments
  Due in one year or less........   $ 58,813   $ 58,876   $ 89,312  $  88,506
  Due after one year and
    through five years ..........     60,577     60,834     34,247     33,584
                                    --------   --------   --------   --------
                                    $119,390  $ 119,710   $123,559   $122,090
                                    ========   ========   ========   ========
Held to Maturity Investments
  Due in one year or less.......    $  5,449   $  5,546   $  8,704   $  8,713
  Due after one year and
    through five years..........      20,853     22,291     27,031     28,927
  Due after five years and .....
     through ten years..........       1,495      1,699      1,500      1,580
  Due after ten years ..........           0          0          0          0
                                    $ 27,797   $ 29,536   $ 37,235   $ 39,220

Mortgage backed securities .....       1,468      1,500      1,923      1,967
                                    --------   --------   --------   --------
Total ..........................    $ 29,265   $ 31,036   $ 39,158   $ 41,187
                                    ========   ========   ========   ========

        Proceeds from sales of investments available for sale in 1995 were $190,648,000. Proceeds from sales of investments held to maturity in 1995 were $0. Gross gains on investments available for sale in 1995 were $254,000. Gross losses recognized on investments available for sale in 1995 were $244,000. Proceeds from sales of investments available for sale in 1994 were $31,402,000. Proceeds from sales of investments held to maturity in 1994 were 0. Gross gains on investments available for sale in 1994 were $326,000. Gross losses recognized on investments available for sale in 1994 were $10,000. Proceeds from sales of investments in debt securities were $23,713,000 in 1993. Gross gains of $714,000 were recognized in 1993. Gross losses recognized were $0 in 1993.

     The following table summarizes investment income for the years ended December 31.

(000's)                                       1995     1994      1993
                                              ----     ----      ----
U. S. Treasury Available for Sale.........   $6,794    $6,236  $     0
U. S. Treasury Held to Maturity...........       49       180    6,121
U. S. Government Agencies and Corporations      128       151      585
States and Political Subdivisions.........    2,338     2,989    3,448
Federal Reserve stock and other...........       62        62       61
                                             ------    ------  -------
     Total................................   $9,371    $9,618  $10,215
                                             ======    ======  =======

    Securities with a carrying value of $75,082,000 at December 31, 1995, and $69,630,000 at December 31, 1994, were pledged to secure deposits and repurchase agreements.


5. LOANS
    Loans as of December 31, by various categories, are as follows:


(000's)                                              1995      1994
                                                     ----      ----
Loans secured by real estate:
   Construction and land development....            $  6,566   $  3,216
   Secured by farmland..................               2,580        895
   Secured by residential properties....             113,805     79,540
   Secured by nonfarm nonresidential properties       29,783      5,440
Loans to finance agricultural production               6,267      8,097
Commercial and industrial loans.........              68,452    133,537
Loans to individuals for household, family and other  84,843     79,018
Tax exempt obligations                                 2,279      4,308
                                                     -------    -------
      TOTAL LOANS........................           $314,575   $314,051
                                                     =======    =======


    Nonperforming loans totaled $4,150,000 and $3,153,000 at December 31, 1995 and 1994, respectively. Nonaccrual loans included in these amounts totaled $2,516,000 and $2,592,000 at December 31, 1995 and 1994, respectively. Interest income not recorded on these loans was $243,000 in 1995, and $188,000 in 1994.

    The following table presents the aggregate amount of loans outstanding to directors and executive officers (including their related interests) as of December 31, 1995 and December 31, 1994, and an analysis of activity in such loans during 1995. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons. These loans do not involve more than normal risk of collectibility or any other unfavorable features.

(000's)
Balance, December 31, 1994......................................... $8,961
  New Loans........................................................  8,418
  Repayments....................................................... 12,974
  Net Increase due to Change in Executive Officer/Director Status..    151
                                                                    ------
Balance, December 31, 1995......................................... $4,556
                                                                    ======

6. ALLOWANCE FOR LOAN LOSSES
    A summary of the activity in the allowance for loan losses is shown in the following table.

(000's)                               1995   1994    1993
                                      ----   ----    ----
Balance - beginning of year......... $3,546 $3,162  $3,010
  Charge-offs.......................   (868)  (608) (1,049)
  Recoveries........................    263    192     301
  Net charge-offs...................   (605)  (416)   (748)
  Provision for loan losses.........    800    800     900
                                     ------ ------  ------
Balance - end of year............... $3,741 $3,546  $3,162
                                     ====== ======  ======

7. PREMISES AND EQUIPMENT
    Premises and Equipment as of December 31, are summarized in the following table.

(000's)                                       1995   1994
                                              ----   ----
Land ....................................... $1,131  $1,131
Buildings...................................  4,677   4,665
Equipment...................................  4,304   4,030
Construction in process.....................      0       4
   Total premises and equipment............. 10,112   9,830
Less:  Accumulated depreciation
   and amortization.........................  4,930   4,694
                                             ------  ------
Net premises and equipment.................. $5,182  $5,136
                                             ======  ======

8. FEDERAL FUNDS PURCHASED AND SECURITIES
    SOLD UNDER AGREEMENT TO REPURCHASE
    The following table is a summary of short-term borrowings at December 31.

(000's)                                         1995     1994
                                                ----     -----

Federal funds purchased........................ $    75 $   425
Securities sold under agreement to repurchase..  23,477  26,100
Demand note due U. S. Treasury.................     741     759
                                                ------- -------
   Total....................................... $24,293 $27,284
                                                ======= =======

    Securities sold under repurchase agreements represent borrowings with overnight maturities and U. S. Government Securities. The following table is a summary of securities pledged against the securities sold under agreement to repurchase contracts as of December 31:


(000's)                                1995             1994
                                  ---------------   ----------------
                                   Book   Market       Book  Market
U. S. Government Securities...... $45,617  $45,774   $35,360  $35,065


9. CAPITAL STOCK
    On May 29, 1995, a two for one stock dividend was recorded, payable June 9, 1995. All per share data prior to May 29, 1995 has been restated to reflect the effect of this stock dividend.


10. INCOME TAX
    The components of income tax expense are:


(000's)                                   1995      1994        1993
                                          ----      ----        ----
Federal income taxes currently payable.  $4,616    $ 3,972    $  3,111
  Deferred tax provision...............     (97)        49         (17)
                                         ------    -------    --------
Total income tax expense...............  $4,519    $ 4,021    $  3,094
                                         ======    =======    ========

    A reconciliation of income tax expense at the statutory rate to income tax expense at the company's effective rate is as follows:


(000's)                                1995      1994      1993
                                       ----      ----      ----
Computed tax at the statutory rate.... $5,460   $ 4,871    $4,304
Tax effect of tax free income and
   non-deductible interest expense....   (900)   (1,036)   (1,195)
Adjustment to provision...............    (41)      115       (63)
Other.................................      0        71        48
                                       ------   -------    ------
   Income Tax Expense................. $4,519   $ 4,021    $3,094
                                       ======   =======    ======

     Income taxes paid were $4,750,000, $4,106,000 and $3,101,000 in 1995,
1994, and 1993, respectively. Income tax expense associated with security gains were $3,500 in 1995, $107,000 in 1994, and $243,000 in 1993.

    Significant components of the Corporation's deferred tax assets and liabilities at December 1995 and 1994 are as follows:




Deferred Assets                             1995                1994

  Allowance for loan losses.............  $1,056,590      $   916,385
  Mark-to-market adjustment.............    (112,057)         513,910
  Other.................................     230,419          217,493
                                          ----------       ----------
  Total deferred assets.................   1,174,952        1,647,788

Deferred Liabilities
  Employee benefits.....................     119,897         101,525
  Depreciation..........................     153,555         153,555
  Other.................................     179,505         141,200
                                          ----------       ----------
  Total deferred liabilities............     452,957         396,280
                                          ----------       ----------
Net deferred assets.....................  $  721,995      $1,251,508
                                          ==========      ==========

11. STOCK OPTIONS

    Shareholders of Security Banc Corporation approved adoption of the Security Banc Corporation 1987 and 1995 Stock Option Plans. The plans provide for the grant to certain key managerial personnel options to purchase shares of common stock at the stock's fair value at the date of grant. The aggregate number of common shares of the Corporation which may be issued under the plans are two hundred forty thousand (240,000) shares.

    As of December 31, 1995 and 1994, there were 176,480 incentive stock options granted with weighted average per share exercise price of $10.06. As of December 31, 1995 and 1994 there were 74,446 and 79,796 incentive stock options outstanding. Per the plan agreement, stock options available to be exercised as of December 31, 1995 are 69,846 shares (72,756 shares at December 31, 1994). During 1995, 5,350 incentive options were exercised at $58,000. When options are exercised, the excess of the options prices over par value is credited to surplus. During 1994, 33,664 incentive options were exercised at $308,000.



12.  DIVIDEND RESTRICTION

    The payment of dividends is subject to various regulatory restrictions. As of December 31, 1995, approximately $22,440,000 of retained earnings was available for the payment of dividends.



13.  RETIREMENT PLANS

    Security Banc Corporation has a non-contributory defined benefit pension plan that covers all employees who have reached the age of twenty-one (21) and have one thousand (1,000) hours of service during their anniversary year. The amount of the benefit is determined pursuant to a formula contained in the retirement plan which, among other things, takes into account the employee's average earnings in the highest sixty (60) consecutive calendar months. Accrued benefits are fully vested after five (5) years of service. Security Banc Corporation's funding policy is to make annual contributions to the plan which at least equals the minimum required contributions.

    Disclosure of net periodic Pension cost for 1995, 1994, and 1993 is as follows:

(000's)                                              1995  1994  1993
                                                     ----  ----  ----
Service cost - benefit earned during the period... $  275  $ 263  $271
Interest cost on projected benefit obligation.....    467    463   439
Actual (return) on plan assets.................... (1,263)   187  (359)
Net amortization and deferral.....................    795   (746) (146)
                                                   ------  -----  ----
   Net pension expense............................ $  275  $ 167  $205
                                                   ======  =====  ====




    The following table sets forth the plan's funded status and amount recognized in Security Banc Corporation's consolidated statement of condition as of December 31, 1995 and 1994.


(000's)                                                      1995      1994
                                                            -----      -----
Reconciliation of funded status:
Projected benefit obligation............................   ($6,497)   ($6,179)
Plan assets at fair value...............................     6,761      5,709
                                                            ------     ------
Plan assets in excess (deficient) of projected
   benefit obligation...................................       264       (470)
Unrecognized prior service cost.........................       (18)       (19)
Unrecognized net (gain) loss due
  to experience different from assumptions made.........       354      1,079
Initial transition asset being recognized over 15 years.      (257)      (300)
                                                            ------     ------
Prepaid pension cost included in other assets...........    $  343     $  290
                                                            ======     ======

(The Accumulated Benefit Obligation including the vested benefit obligation is $4,704,516.) Assumptions used in accounting for the Plan were:

(000's)                                      1995  1994   1993
                                             ----  ----   ----
Settlement rate..........................    7.5%  7.5%   7.5%
Return on assets.........................    8.0%  8.0%   8.0%
Salary growth............................    4.5%  4.5%   4.5%


    Plan assets consist of U.S. Treasury notes and bonds and common stock equities.



14. COMMITMENTS AND CONTINGENT LIABILITIES

    Security Banc Corporation has various commitments and contingent liabilities outstanding, such as letters of credit and loan commitments, that are not reflected in the consolidated financial statements. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Loan commitments are made to accommodate the financial needs of Security Banc Corporation's customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to Security Banc Corporation's normal credit policies. Collateral is obtained based on Management's credit assessment of the customer.

    Unfunded loan commitments and unused lines of credit as of December 31, 1995 were $82,339,000. The aggregate amount of outstanding letters of credit was $2,562,000 at December 31, 1995. No significant losses are anticipated as a result of these commitments.



15. OTHER EXPENSE

    The following table is a summary of categories deemed significant in relationship to Other Expense as of December 31:


(000's)                                 1995    1994    1993
                                        ----    ----    ----
FDIC assessment......................  $  487   $ 925  $ 885
Franchise tax........................     963     871    791
Computer service.....................     881     844    867
Stationery and supplies..............     559     410    381
Other items..........................   2,315   2,348  2,092
                                       ------  ------ ------
Total................................  $5,205  $5,398 $5,016
                                       ======  ====== ======

16. LOAN FEES AND RELATED COSTS

    Loan origination and commitment fees received in excess of direct costs related to the origination of a loan are amortized to income over the term of the loan. As of December 31, 1995, and 1994, Security Banc Corporation had unamortized loan fees of $392,000 and $476,000, respectively.

17. 401(K) PROFIT SHARING SAVINGS PLAN

    All employees of Security National Bank become eligible participants in the plan when they have completed one (1) year of eligibility service; have worked at least five hundred (500) hours and are at least age twenty-one (21). Eligible participants may make contributions to the plan by deferring up to fifteen percent (15%) of their annual earnings.

    The Board of Directors of Security National Bank annually determine the bank's matching contribution to the plan. For the plan year ended December 31,1995 and December 31, 1994, the matching contribution was fifty percent (50%) of the employee's contribution up to the first six percent (6%) of annual earnings contributed by the participant. The contribution by the bank for 1995,1994, and 1993 was $110,000, $105,000, and $101,000, respectively.

    Employee contributions are one hundred percent (100%) vested immediately. The bank's matching contributions are vested at twenty percent (20%) for each year of eligibility service, based on five (5) year vesting schedule.



18. FAIR VALUES OF FINANCIAL INSTRUMENTS

    FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the bank.

    The estimated fair values of the bank's financial instruments not disclosed elsewhere are as follows:



(000's)                                1995               1994
                                  --------------   -----------------
                                  Carrying  Fair   Carrying     Fair
                                   Value    Value    Value     Value
LOANS
  Commercial and Agriculture......$150,927 $149,866 $145,942  $143,810
  Real Estate.....................  89,127   89,976   89,091    84,350
  Consumer........................  77,825   77,758   79,018    75,517

DEPOSITS
  Non Interest-Bearing Deposits...$ 86,682 $ 86,682 $ 79,532  $ 79,532
  Interest-Bearing Demand Deposits  73,183   73,183   79,751    79,751
  Savings Deposits................ 101,741  101,741  112,696   112,696
  Time Deposits................... 175,944  177,078  154,788   154,493




[PHOTO]         Larry Kaffenbarger, Kaffenbarger
                Truck Equipment Co.

                "If you've built a solid framework, you can adapt to changes in the economy, the community and the consumer market. Security Banc is solid and by adapting consistently provides shareholders with a return on their investment."

OFFICERS AND MANAGEMENT
of Security National Bank and Trust Co.




Harry O. Egger
  Chairman of the Board,
  President, and Chief
  Executive Officer


LOANS

William C. Fralick
   Vice President

   COMMERCIAL

   Gary L. Linn
     Vice President

   Norman D. Filburn
     Vice President

   Jeffrey A. Darding
     Vice President

   Merrill E. Wells
     Vice President

   Michael B. Warnecke
     Vice President

   Thomas A. Goodfellow
     Assistant Vice President

   Peter W. Foreman
     Commercial Banking Officer

   REAL ESTATE

   Gary J. Seitz
     Mortgage Banking Officer

   CONSUMER

   Steve D. Hopkins, Jr.
     Vice President

   Ernest R. Picklesimer
     Consumer Lender

   H. Lewis Eblin
     Credit Department Manager


MANAGEMENT SERVICES

   Allan W. Macbeth
     Vice President

   Charles E. Imel
     Director of Operations

   Stella M. Grasmick
     Assistant Vice President


FINANCIAL SERVICES

   J. William Stapleton
     Vice President

  Thomas L. Miller
     Controller

   Sharon K. Boysel
     Accounting Officer


HUMAN RESOURCES

   Thomas L. Locke
     Director of Human Resources


MARKETING/RETAIL

   Glenda S. Greenwood
     Director of Marketing

   BRANCH ADMINISTRATION

   William A. Creed
     Vice President


TRUST

   Daniel M. O'Keefe
     Vice President

   Richard O. Matthies
     Vice President

   James A. Kreckman
     Assistant Vice President

   Brenda S. Haybarker
     Assistant Vice President

   Mary L. Goddard
     Trust Officer

   Margaret E. Thornton
     Assistant Trust Officer


AUDIT

   Margaret A. Chapman
     Auditor


COMPLIANCE

   Margaret L. Foley
     Compliance Officer


MAIN OFFICE

  Janet R. Heck
   Operations Supervisor

EAST MAIN OFFICE

  Linda R. Swank
   Branch Manager

ENON OFFICE

  Karen S. Gibson
   Assistant Vice President -Manager

MEDWAY OFFICE

  John W. Cole
   Retail Banking Representative

JAMESTOWN OFFICE

  Barbara S. Hennigan
   Assistant Vice President -Manager

NEW CARLISLE OFFICE

  Donald C. Barnhart
   Vice President

  C. Alan Bobo
   Assistant Vice President -Manager

NORTH LIMESTONE OFFICE

  Joyce E. Sheridan
   Branch Manager

NORTHRIDGE OFFICE

  Judith A. Hopkins
   Branch Manager

PARK LAYNE OFFICE

  Ruby B. Finch
   Branch Manager

SHAWNEE OFFICE

  Barbara S. Hennigan
   Assistant Vice President -Manager

SOUTH CHARLESTON OFFICE

  Larry A. Motter
   Branch Manager

WESTERN OFFICE

  Martha E. Graham
   Branch Manager

XENIA DOWNTOWN OFFICE

  Gregg E. Hebrank
   Assistant Vice President -Manager

  Janet L. Sandifer
   Vice President - Commercial Loan Officer

XENIA PLAZA OFFICE

  Richard E. Coffelt
   Branch Manager

DIRECTORS
of Security Banc Corporation and Security National Bank and Trust Co.

Harry O. Egger
  Chairman of the Board,
  President, and Chief Executive Officer
  of the Corporation and
  Security National Bank and Trust Co.

Larry D. Ewald
  President
  Process Equipment Co.

Dwight W. Hollenbeck
  Chairman of the Board
  The Credit Life Companies, Inc.

Richard E. Kramer
  President and Chief
  Executive Officer
  Fulmer Supermarkets, Inc.

Larry E. Kaffenbarger
  President
  Kaffenbarger Truck Equipment Co.

Jane N. Scarff
  Vice President
  Scarff's Nursery, Inc.

W. Dean Sweet
  Chairman of the Board,
  Chief Executive Officer
  Sweet Manufacturing
  Company

Thomas J. Veskauf
  Partner
  Gorman, Veskauf,
  Henson & Wineberg
  Attorneys

Chester L. Walthall
  President
  Heat-Treating, Inc.

Directors Emeritus
  Robert B. Gordon
  Roger W. Kadel
  Samuel F. Lamb
  Fred R. Leventhal
  Paul L. Robe


OFFICERS
of Security Banc Corporation

Harry O. Egger
  Chairman of the Board,
  President, and Chief
  Executive Officer

William C. Fralick
  Vice President

Daniel M. O'Keefe
  Vice President

J. William Stapleton
  Vice President

                          SECURITY BANC CORPORATION
                              SPRINGFIELD, OHIO

                            SECURITY BANC CORPORATION
                            40 SOUTH LIMESTONE STREET
                             SPRINGFIELD, OHIO 45502



                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

TO OUR SHAREHOLDERS:

The Annual Meeting of Shareholders of Security Banc Corporation will be held at the Main Office of The Security National Bank and Trust Co., 40 South Limestone Street, Springfield Ohio, on Tuesday, April 16, 1996 at 2:00 p.m. for the purpose of considering and voting upon the following matters:

     1. To elect three directors of Class II to serve until the Annual Meeting of Shareholders in 1999 or in the case of each director until his successor is duly elected and qualified.

     2 To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.



The Board of Directors has fixed the close of business on February 29, 1996 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. All shareholders are cordially invited to attend the meeting in person. However, if you do not expect to attend the meeting in person, please fill in, date, sign, and return the enclosed Proxy Card.

By Order of the Board of Directors
J. William Stapleton
Secretary

Springfield, Ohio
March 15, 1996

                            SECURITY BANC CORPORATION
                                 PROXY STATEMENT
                            40 SOUTH LIMESTONE STREET
                             SPRINGFIELD, OHIO 45502

                                 MARCH 15, 1996
                                 (MAILING DATE)


                    SOLICITATION AND REVOCABILITY OF PROXIES

The enclosed form of proxy is being solicited on behalf of the Board of Directors of Security Banc Corporation for use at the Annual Meeting of Shareholders and any adjournment thereof. The Annual Meeting will be held on Tuesday, April 16, 1996, at the time and place for the purposes set forth in the accompanying Notice of Annual Meeting of Shareholders. Shares represented by properly executed proxies, if such proxies are received in time and not revoked, will be voted at such meeting in accordance with any specifications thereon or, if no specifications are made, will be voted as set forth therein. Any proxy may be revoked at any time before it is exercised by receipt of later proxy, by receipt by the secretary of a revocation, or by ballot at the meeting.

The persons named as proxies were selected by the Board of Directors of the Corporation. No officer or employee of the Corporation was named as proxy.

The cost of the solicitation of proxies will be borne by the Corporation. In addition to using the mail, proxies may be solicited by personal interview, telephone, and wire. Officers and regular employees of the Corporation and its subsidiary, The Security National Bank and Trust Co., will not receive any compensation for the solicitation of proxies.


                                VOTING SECURITIES

The Board of Directors has fixed the close of business on Thursday, February 29, 1996 as the record date for the determination of Shareholders entitled to notice of and to vote at the Annual Meeting. On the record date, the outstanding capital stock of the Corporation consisted of 5,107,834 shares, par value three dollars and an eighth ($3.125) per share, each of which is entitled to one (1) vote at the meeting. Each such share is entitled to one (1) vote on all matters properly coming before the Annual Meeting.


                             PRINCIPAL SHAREHOLDERS

As of January 5, 1996 Security National Bank and Trust Co., as Trustee, held in trust 904,125 shares, amounting to eighteen percent (18%) of the common shares of the Corporation. The shares are held by them in their fiduciary capacity under various agreements as Trustee. The Trustee has advised the Corporation that it has sole voting power for 794,895 shares and shared voting power for 97,078 shares.

Cede & Co., Box 20, Bowling Green Station, New York, NY, 10004 holds 427,744 shares (8.4%) interest on behalf of Director Dwight W. Hollenbeck. Mr. Richard
L. Kuss and his wife Barbara, 1130 Vester Avenue, Suite A, Springfield, Ohio, 45503 are the owners of 212,368 shares (4.2%) and 121,572 shares (2.4%), respectively. They have combined beneficial ownership of 333,940 shares (6.5%). The Board of Directors has no knowledge of any other person who owned of record or beneficially more than five percent (5%) of the outstanding common shares of the Corporation.


                        PROPOSAL 1: ELECTION OF DIRECTORS

The Board of Directors of Security Banc Corporation is divided into three (3) classes, with the terms of office of each class ending in successive years. The terms of Directors of Class II expire with this Annual Meeting. The Directors of Class I and Class III will continue in office. The Shareholders are being asked to vote on the re-election of the three (3) Directors in Class II. Nominees are to be elected to serve until the 1999 Annual Meeting of Shareholders and until their respective successors are fully elected and have qualified. It is intended that shares represented by the proxies will, unless contrary instructions are given, be voted for the three (3) nominees as listed below. Although Management does not expect that any nominee will be unavailable for election, in the event that vacancies occur unexpectedly, the shares will be voted for substitute nominees, if any.

The Board of Directors of the Corporation has, by resolution of the Board, fixed and determined the number of Directors at nine (9) persons in accordance with
Article III, Section I of the Code of Regulations of the Corporation. All nominees are presently Directors of the Corporation.

Listed are the name of three (3) nominees for election to the Board of Directors along with present Directors of Class I and Class III, their principal occupations and other directorships, their age, the year in which each first became a Director, the number of shares of the Corporation's Common Stock beneficially owned by each, directly or indirectly as of the close of business December 31, 1995, and percent of class.

                       NOMINEES FOR DIRECTORS OF CLASS II
                For Three Year Term Expiring Annual Meeting 1999


Name                                                                                                  Share of
Position with                                                                                         Common Stock          Percent
Corporation/Bank                                                                      Director        Beneficially          of
or Occupation                                                          Age            Since           Owned                 Class
Larry D. Ewald                                                         57             1987            20,768(1)              *
President
Process Equipment Co.


Richard E. Kramer                                                      61             1988            11,218(2)              *
President
Fulmer Supermarkets, Inc.


W. Dean Sweet                                                          67             1970             1,648                 *
Chairman of the Board & CEO
Sweet Manufacturing Co.
(Conveyors, Conveying Equipment)

                         MEMBERS OF BOARD OF DIRECTORS
                              CONTINUING IN OFFICE
                                   CLASS III
                       Term Expiring Annual Meeting 1997

Dwight W. Hollenbeck                                                   86             1939            428,384(3)            8.4%
Chairman of the Board
The Credit Life Companies, Inc.


Larry E. Kaffenbarger                                                  54             1995              1,740                 *
President
Kaffenbarger Truck Equipment Co.


Chester L. Walthall                                                    54             1994              1,336(4)              *
President
Heat Treating Inc.

                          MEMBERS OF BOARD OF DIRECTORS
                              CONTINUING IN OFFICE
                                     CLASS I
                        Term Expiring Annual Meeting 1998

Harry O. Egger                                                          56              1977            88,494(5)       1.7%
Chairman of the Board, President & CEO
Security Banc Corporation
The Security National Bank and Trust Co.

Jane N. Scarff                                                          67              1990            9,240           *
Vice President
Scarff Nursery, Inc.
(Production Nursery)


Thomas J. Veskauf                                                       64              1986            2,662(6)        *
Partner
Gorman, Veskauf, Henson & Wineberg
Attorneys at Law



*Less than one percent (1%).

The following statement pertains to the nominees and Directors:

When appropriate, each nominee includes in his or her beneficial holdings of the Corporation's stock, shares held by or in trust for the respective nominee's spouse, minor children and/or relatives having the same home as the nominee, shares held by such nominee as fiduciary where the nominee has the right to vote or dispose of such shares and such nominee disclaims any beneficial ownership of such shares.

(1) Includes 7,276 shares owned by the wife of Larry D. Ewald and includes 4,000 shares held in a trust as to which Larry D. Ewald, as co-trustee, shares investment and voting power.

(2) Includes 960 shares owned by the wife of Richard E. Kramer and includes 8004 shares held in trust.

(3)  Includes 427,744 shares held in Trust.

(4)  Includes 1,016 shares held by the wife of Chester L. Walthall.

(5) Includes 30,000 shares owned by the wife of Harry O. Egger and includes 24,720 stock options granted to Harry O. Egger, which are exercisable.

(6)  Includes 522 shares owned by the wife of Thomas J. Veskauf.

As of December 31, 1995, the Directors and Executive Officers of the Corporation, as a group, beneficially owned an aggregate of 635,009 shares of the Corporation's Common Stock which constitutes approximately twelve percent (12%) of the shares outstanding.

             MEETINGS OF THE CORPORATION/BANK BOARD OF DIRECTORS AND
                             COMMITTEES OF THE BOARD

During 1995, the Corporation's Board of Directors had five (5) regularly scheduled meetings. All of the directors attended at least seventy-five percent (75%) of the regularly scheduled meetings except Director Hollenbeck.

The Executive Committee rotates on a regularly scheduled basis. Those members of the Committee at December 31, 1995 were Directors Egger, Ewald, Kramer, Veskauf, and Walthall. The Executive Committee is empowered to exercise powers and perform all duties of the Board of Directors when the Board is not in session. The Executive Committee met four (4) times in 1995.

The Executive Compensation Committee of the Corporation/Bank is composed of Directors Ewald, Scarff and Sweet. The Executive Compensation Committee met two
(2) times in 1995. The purpose of the Executive Compensation Committee is to establish and execute compensation policy and programs for executives of the organization.

The Audit Committee of the Corporation/Bank is composed of members of the Board of Directors rotating on a regularly scheduled basis, all of whom were present for at least seventy- five percent (75%) of the meetings of this Committee. Directors Ewald, Hollenbeck, Kaffenbarger, and Veskauf were members of the Committee as of December 31, 1995. The Audit Committee met four (4) times in 1995. The function of the Audit Committee consists of reviewing, with the Company's internal auditor and the independent auditors, the scope and results of procedures for auditing and the adequacy of the system of internal controls.

The Corporation has no standing Nomination Committee. Nominations for election to the Board of Directors will receive full consideration by the Executive Committee. Shareholders desiring to make valid nominations for the election of the Board of Directors need to comply with the statements in the section entitled "Shareholder Proposals".


                 REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

This Committee deals with compensation issues as they pertain to executive officers.

Each year the Compensation Committee reviews several areas as they relate to the Chief Executive Officer's compensation package. The Committee reviewed the CEO salaries at peer banks of our asset size, return on average assets, midwest location and population size. The Committee also reviewed the salaries of specific banks of similar size. The Chief Executive Officer is charged with the development and retention of employees and the Corporation's community involvement as these result in maintaining a positive Corporate image. Harry O. Egger participates only in the compensation decisions for the other officers and does not participate in compensation decisions for himself.

Based on the performance of the Corporation and its increased value for the shareholder as well as being rated one of the top performing community banks in the State of Ohio, the Committee believes Mr. Egger's compensation is a fair reflection of the services he performs for the Corporation.

                  THE EXECUTIVE COMPENSATION COMMITTEE MEMBERS
                                 Larry D. Ewald
                                 Jane N. Scarff
                                  W. Dean Sweet

FINANCIAL PERFORMANCE
The graph summarizes cumulative return experienced by the Corporation/Bank's shareholders over the years 1991 through 1995, compared to the S&P 500 Stock Index, and the Mid-Atlantic Bank Index:

            COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG SECURITY BANC CORPORATION, MID-ATLANTIC BANK INDEX** AND S&P 500

S & P 500           Mid Atlantic        SBC           Date
100                     100            100          12/31/90
130.7                   126.3          115.5        12/31/91
140.7                   185            144.4        12/31/92
154.4                   235.1          165.2        12/31/93
156.5                   233.4          184.9        12/31/94
215.4                   316.6          225.1        12/31/95

Assumes $100 invested on 12-31-90 in Security Banc Corporation, Mid-Atlantic Bank Index, and S & P 500.

 *   Total return assumes reinvestment of dividends.

** Mid-Atlantic Bank Index is composed of 29 bank holding companies with total assets at September 30, 1995 of between $250 million and $2.5 billion headquartered in NJ, NY, OH, and PA.

The financial information upon which the S & P 500 and Mid-Atlantic Bank Index has been compiled from information issued by the companies themselves or other secondary sources. Although these sources are considered to be reliable, management makes no representations or warranties with respect to the accuracy or completeness of this analysis or the underlying data, and specifically disclaims any implied warranties of merchantability or fitness for any particular purpose. This analysis does not purport to be a complete analysis nor does it constitute an offer or recommendation to buy or sell any securities.

EXECUTIVE COMPENSATION
The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Corporation/Bank's chief executive officer and each of the Corporation/Bank's most highly compensated executive officers (the "named executives") during each of the last three (3) fiscal years.



====================================================================================================================================
                                                   SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                             Annual                                  Long Term
                                                          Compensation                             Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   All Other
 Name and Principal                                                                     Stock Options           Compensation (1)
      Position                 Year              Salary                 Bonus                 #                        $
------------------------------------------------------------------------------------------------------------------------------------
Harry O. Egger                 1995             315,000                 50,000                -                     8,024
Chairman of the Board          1994             263,000                 35,200                -                     8,242
Chief Executive Officer        1993             243,000                 25,200                -                     8,662
and President

William C. Fralick             1995              90,000                 12,000                -                     3,674
Vice President,Senior          1994              73,615                 11,710                -                     3,750
Lending Officer                1993              67,615                  6,200                -                     2,797


J. William Stapleton           1995              90,000                 12,000                -                     3,674
Vice President, Chief          1994              71,230                 12,735                -                     3,659
Financial Officer              1993              66,231                  6,200                -                     3,410
====================================================================================================================================

(1) All amounts shown include funds contributed or allocated pursuant to the 401 (K) Profit Sharing Savings Plan and Fringe Benefit Plan.


COMPENSATION OF DIRECTORS

During 1995, directors of the Bank met monthly and received a single annual retainer of $1,200 and a fee of $600 per meeting attended ($200 for committee meetings). Directors who are also employees received no additional compensation for service on the Board. Pursuant to a Deferred Compensation Plan, directors may annually defer any amount of their compensation as directors until age seventy (70) or until they cease to serve on the Board, whichever occurs last. The deferred funds bear interest until paid at an annually adjusted rate equal to one- fourth percent (1/4%) greater than the average bond equivalent yield to maturity on one-year United States Treasury Bills in effect for the first five
(5) business days in December immediately preceding such calendar year, unless an alternate rate is set by the Committee for that year at least fifteen (15) days before the beginning of the year.

EMPLOYMENT AGREEMENTS

The employment agreement with Harry O. Egger will automatically be extended on January 1, of each year so that it provides for a continuing five (5) year employment contract. In the event the Corporation/Bank ceases to exist as a corporate entity, Harry O. Egger shall be paid in cash, as a lump sum, equal to two-point-nine (2.9) times his annual base compensation determined by averaging the same over the five (5) years immediately prior to the occurrence.

STOCK OPTION COMMITTEES INTERLOCKS AND INSIDER PARTICIPATION
The Stock Option Committee members are Directors Ewald, Scarff and Sweet.

401(K) PROFIT SHARING SAVINGS PLAN
All employees of Security National Bank and Trust Co. become eligible participants in the plan when they have completed one (1) year of eligibility service; have worked at least five hundred (500) hours, and are at least age twenty-one (21). Eligible participants may make contributions to the plan by deferring up to fifteen percent (15%) of their annual earnings.

The Board of Directors of Security National Bank and Trust Co. annually determines the Bank's matching contribution to the plan. For the plan year ending December 31, 1995, the matching contribution was fifty percent (50%) of the employee's contribution up to the first six percent (6%) of annual earnings contributed by the participant. The contribution by the Bank for 1995 was $110,000.

Employee contributions are one hundred percent (100%) vested immediately. The Bank's matching contributions are vested at twenty percent (20%) for each year of eligibility service, based on a five (5) year vesting schedule.

Distributions are made from the plan to the individual participants in the event of normal or early retirement, disability, termination of employment or to the designated beneficiary in the event of death.

RETIREMENT PLANS
The following table shows estimated annual benefits payable for life to participants upon retirement at age sixty-five (65) in 1995 under the Security National Bank Pension Plan based upon combinations of compensation levels and years of service:


========================================================================================================================
                                                    PENSION PLAN TABLE
------------------------------------------------------------------------------------------------------------------------
                                          Approximate Annual Retirement Benefit Upon Retirement at Age 65
Average Annual                                           Before Adjustments (1)  (2)  (3)
                           ---------------------------------------------------------------------------------------------
  Salary (3)
                                 15                       20                       25                  30 or more
------------------------------------------------------------------------------------------------------------------------
 100,000                       31,717                   42,290                   52,862                  63,434

 125,000                       40,230                   53,640                   67,050                  80,459

 150,000                       48,742                   64,990                   81,237                  97,484

 175,000                       56,120                   75,205                   94,290                 113,374

 200,000                       63,497                   85,420                  107,342                 120,000 (4)

 225,000                       69,170 (4)               93,275 (4)              117,379 (4)             120,000 (4)

 250,000                       69,170 (4)               93,275 (4)              117,379 (4)             120,000 (4)

 300,000                       69,170 (4)               93,275 (4)              117,379 (4)             120,000 (4)
========================================================================================================================

(1) For the purpose of computing a benefit under the Plan on December 31, 1995, Harry O. Egger, William C. Fralick, and J. William Stapleton have twenty
     (20), nineteen (19), and eighteen (18) years of credit service respectively.

(2) The Bank maintains a Retirement Plan that provides for the payment of a monthly retirement benefit commencing, in most cases, at the normal retirement age of sixty-five (65). The benefits are purchased from contributions made by the employer from year-to- year. The amount of the benefit is determined pursuant to a formula contained in the Retirement Plan which, among other things, takes into account the employee's average earnings in the highest sixty (60) consecutive calendar months. Accrued benefits are fully vested after five (5) years of vesting service.

(3) ERISA 1995 maximum annual compensation limit of $150,000 used to determine these benefits.

(4) Maximum IRC Section 415 annual pension payable in 1995 assuming a minimum of ten (10) years participation.


REPORT OF THE STOCK OPTION COMMITTEE

The Stock Option Committee of the Board of Directors determines stock option grants to executive officers and other eligible employees. Stock options are intended to encourage key employees to remain employed by the Corporation/Bank by providing them with a long term interest in the Corporation/Bank's overall performance as reflected by the performance of the market of the Corporation/Bank's Common Stock.

The Security Banc Corporation 1987 and 1995 Stock Option Plans are administered by the Board of Directors of the Corporation. The aggregate number of common shares of the Corporation which may be issued under the Plans are two hundred thousand (200,000) and forty thousand (40,000) shares, respectively.

Under the terms of the Plan, the Corporation may grant stock options to Officers and certain key Executives. The options, which must be granted at fair market value, expire ten (10) years from the date of grant.

All outstanding incentive stock options entitle the holder to purchase shares at prices equal to the fair market value of the shares on the dates the options were granted. The fair market value of a share of the Corporation's Common Stock was $28.50 as of December 31, 1995.

The following table sets forth certain information regarding individual exercises of stock options during 1995 by each of the names executives:


==========================================================================================================================
                                           AGGREGATED OPTION EXERCISES IN 1995
                                                AND YEAR END OPTION VALUE
--------------------------------------------------------------------------------------------------------------------------
                                                                                Number of                      Value of
                                                                               Unexercised                    Unexercised
                                                                               Options at                     Options at
                                  Shares                                        12/31/95                       12/31/95
                               Acquired on               Value                Exercisable/                   Exercisable/
     Name                        Exercise               Realized              Unexercisable                  Unexercisable
                                   (#)                                             (#)
--------------------------------------------------------------------------------------------------------------------------
 Harry O. Egger                     0                      0                   24,720 / 0                    $457,170 / $0

 William C. Fralick                 0                      0                    4,840 / 0                    $ 83,115 / $0

 J. William Stapleton             1,400                  24,150                 4,000 / 0                    $ 66,000 / $0
==========================================================================================================================

Generally, option grants to executive officers are a reflection of the executive's attainment of Corporation/Bank and personal goals.

                         STOCK OPTION COMMITTEE MEMBERS
                                 Larry D. Ewald
                          Jane N. Scarff W. Dean Sweet


                     TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Corporation's banking subsidiary has, and expects in the future to have, transactions with corporations in which Directors and Officers of the Company are active as Directors, Officers, or substantial Shareholders. These transactions are undertaken in the ordinary course of business and on substantially the same terms and conditions as comparable transactions with other corporations. The Bank has made, and expects in the future to make, loans to such Directors, Officers and their associates. These loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present any other unfavorable terms.

The firm of Gorman, Veskauf, Henson & Wineberg, Attorneys-at-Law of which Thomas
J. Veskauf is a partner was paid fees for various legal services performed for the Corporation during the year ended December 31, 1995.


                  RELATIONSHIP WITH CERTIFIED PUBLIC ACCOUNTANT

The Security Banc Corporation Board of Directors has retained the professional services of Ernst & Young, Certified Public Accountants for 1996. The Corporation's financial statements for the previous fiscal year were examined by Ernst & Young. In connection with the audit function, Ernst & Young also reviewed the 10-K filing with the Securities and Exchange Commission.


                              SHAREHOLDER PROPOSALS

Shareholders of the Corporation who wish to make a proposal to be included in the Proxy Statement and Proxy of the Corporation's Annual Meeting of Shareholders which, unless changed, will be held on April 15, 1997, must cause such proposal to be received by the Corporation at its principal office no later than October 18, 1996. Each proposal submitted should be accompanied by the name and address of the Shareholder submitting the proposal and number of shares owned. The proxy rules, as implemented by the Securities Exchange Act of 1934, govern the content and form of Shareholder proposals. All proposals must be a proper subject for action at the 1997 Annual Meeting.

                                 OTHER BUSINESS

The Board of Directors does not know of any other matters to be presented at the Annual Meeting. However, if any other matters do come before such meeting or an adjournment thereof, it is intended that the holders of the proxies will vote in accordance with the recommendation of Management.

Harry O. Egger
Chairman of the Board
President and Chief Executive Officers

March 15, 1996


THIS FORM 10-K ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IS AVAILABLE WITHOUT CHARGE AFTER MARCH 31, 1996. TO OBTAIN A COPY, CALL (513) 324-6874 OR WRITE TO SHAREHOLDER RELATIONS, SECURITY BANC CORPORATION, 40 SOUTH LIMESTONE STREET, SPRINGFIELD, OHIO 45502.


14