Form 10-Q
period 1996-03-31
SECURITY BANC CORP
filed 1996-05-03
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (AS LAST AMENDED IN REL. NO. 34-26589, EFF. 4/12/89)
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q
                                   (MARK ONE)

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.
    For the period ended               March 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.
    For the transition period from          to          Commission File
    Number:                          0-13655

                            Security Banc Corporation
             (Exact name of registrant as specified in its charter)

           Ohio                                                 31-1133284
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                40 South Limestone Street, Springfield, OH     45502
               (Address of principal executive offices)     (Zip Code)

                                 (513) 324-6920
              (Registrant's telephone number, including area code)


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

                            X   Yes      No
                           ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at April 16, 1996
- - ------------------------------                  -----------------------------
Common Stock,  $3.125 Par Value                      5,107,834

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX


                                                                                         PAGE NO.
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  March 31, 1996 and December 31, l995                                      3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended March 31, l996
                  and March 31, 1995.                                                       4

                  Consolidated Condensed Statements of Cash
                  Flows for the three  (3) months ended March 31,
                  1996 and March 31, 1995.                                                  5

                  Notes to Consolidated Condensed Financial
                  Statements.                                                               6

         Item 2 -  Management's Discussion and Analysis of
                     Condition and Results of Operations                                    7-8

Part II - Other Information                                                                 9-11

Signature                                                                                  12

PART I  ITEM 1 - FINANCIAL STATEMENTS

                           SECURITY BANC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  March 31     Dec 31
                                                                     1996       1995
                                                                   --------   --------
                                                                      (in thousands)
ASSETS
Cash and due from banks                                            $ 18,176   $ 21,658
Federal funds sold                                                   27,450     34,800
                                                                   --------   --------
                  TOTAL CASH AND CASH EQUIVALENT                     45,626     56,458
                                                                   --------   --------
Investments (Market Value $164,063 @ 3-31-96,
                         $151,784 @ 12-31-95)                       162,556    150,013

Loans:  Commercial and agricultural                                 151,584    148,957
        Real estate and mortgage                                     89,243     88,198
        Consumer                                                     77,367     77,420
                                                                   --------   --------
                   TOTAL LOANS                                      318,194    314,575

Less:  Allowance for Loan Losses                                      3,828      3,741
                                                                   --------   --------
                   NET LOANS                                        314,366    310,834

Premises & Equipment                                                  5,075      5,182
Other Assets                                                         14,389     13,488
                                                                   --------   --------
                  TOTAL ASSETS                                     $542,012   $535,975
                                                                   ========   ========
LIABILITIES
Non-interest bearing deposits                                        81,117     86,682
Interest bearing demand deposits                                     69,855     73,140
Savings deposits                                                    104,770    101,741
Time deposits, $100,000 and over                                     29,227     24,874
Other time deposits                                                 152,359    149,819
                                                                   --------   --------
                  TOTAL DEPOSITS                                    437,328    436,256

Fed funds purchased and securities sold
 under agreement to repurchase                                       26,587     24,293
Other liabilities                                                     3,950      2,640
                                                                   --------   --------
                  TOTAL LIABILITIES                                $467,865   $463,189
                                                                   --------   --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $3.125)                                    $ 16,714   $ 16,710
Shares authorized 11,000,000
Shares issued     5,348,434 - 1996
                  5,347,234 - 1995
Surplus                                                              17,894     17,883
Retained earnings                                                    43,052     41,178
Net unrealized (loss)gain on investment securities classified
     as available for sale (net of income tax)                         (320)       208

       Less:  Treasury Stock, 240,600 shares                          3,193      3,193
                                                                   --------   --------
TOTAL SHAREHOLDERS' EQUITY                                           74,147     72,786
                                                                   --------   --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                               $542,012   $535,975
                                                                   ========   ========

See notes to Consolidated Condensed Financial Statements

                           SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)



                                                 Three Months Ended
                                                 March 31, March 31,
                                                   1996     1995
                                                   -----   -----
                                                 (in thousands except
                                                   per share data)
Interest Income                                  $ 9,788 $ 9,386
Interest Expense                                   3,663   3,289
                                                   -----   -----

NET INTEREST INCOME                                6,125   6,097

Provision for loan losses                            200     200
                                                   -----   -----
       NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                               5,925   5,897

OTHER OPERATING INCOME
       Trust Income                                  330     300
       Service charges on deposit accounts           517     531
       Securities, Gains (Losses)                    358       0
       Other charges, rents and fees                 233     177
                                                   -----   -----
                    TOTAL OTHER OPERATING INCOME   1,438   1,008

OPERATING EXPENSES
       Salaries and employee benefits              1,706   1,600
       Equipment and occupancy expense               400     335
       Other operating expense                     1,254   1,402
                                                   -----   -----
                    TOTAL OPERATING EXPENSE        3,360   3,337

INCOME BEFORE TAXES                                4,003   3,568
       Income taxes (See Note 1)                   1,157     996
                                                   -----   -----
NET INCOME                                       $ 2,846 $ 2,572
                                                   =====   =====

       Per share*                                  $ .56   $ .51

       Cash dividends
          per share                                $ .19   $ .17


*Earnings per common share is calculated using weighted average shares outstanding of 5,107,370 for 1996 and 5,102,071 for 1995.

See notes to Consolidated Condensed Financial Statements.

                           SECURITY BANC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                             Three Months Ended
                                                            March 31    March 31
                                                              1996        1995
                                                            --------    -------
                                                               (in thousands)
Cash Flows From Operating Activities:
    Net income                                               $ 2,846    $ 2,572
    Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation                                              144        122
       Gain on sale of Investment Securities AFS                (358)         0
       Provisions for loan losses                                200        200
       Amortization and accretion, Net                           239        321
       Amortization of core deposit intangibles                   13         18
       Change in other operating assets/liabilities, net         680        119
                                                            --------    -------
     Total adjustments                                           918        780
                                                            --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,764      3,352

Cash Flows from Investing Activities:
       Net decrease in interest bearing
         deposits with other banks                                 0        686
       Proceeds from maturities of invest. securities AFS          0     35,000
       Proceeds from maturities of invest. securities HTM      2,809      5,627
       Proceeds from sales of investment securities AFS      104,872          0
       Purchase of investment securities AFS                (120,918)         0
       Net increase in loans                                  (4,049)    (4,012)
       Proceeds from sale of loans                               317         47
       Capital expenditures                                      (37)      (220)
                                                            --------    -------
NET CASH USED IN INVESTING ACTIVITIES                        (17,006)    37,128

Cash Flows from Financing Activities:
        Net decrease in demand deposits, NOW
          accounts and savings accounts                       (5,821)   (15,691)
        Net increase in certificates of deposit                6,893      9,455
        Net increase (decrease) in short term
           borrowed funds                                      2,294     (6,692)
        Dividends paid                                          (970)      (868)
        Proceeds from exercise of stock option                    14         15
        Purchase of Treasury Stock                                 0          0
                                                            --------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,410    (13,781)
                                                            --------    -------
Net (decrease)increase in cash and cash equivalents          (10,832)    26,699

Cash and cash equivalents at beginning of year                56,458     29,089
                                                            --------    -------
Cash and Cash Equivalents at March 31                        $45,626    $55,788
                                                            ========    =======

See Notes to Consolidated Financial Statements.

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of March 31, l996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and March 31, 1995.

NOTE B - TAXES

The effective tax rate of 29% is considerably lower than the statutory 35% because of investments made in tax exempt municipal securities. Security National Bank has approximately $24,300,000.00 invested in tax exempt municipal securities.

PART 1  ITEM 2

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

RESULTS OF OPERATIONS

Net income was $2,846,000 for the first three months of 1996, compared to $2,572,000 for the same period in l995. Earnings per share were $.56 for the first three months, a 10% increase over last year's $.51.

Total assets were $542,012,000 at March 31, l996 compared to l995's assets of $510,519,000. For the first three months of l996, return on average equity was 15.41% and return on average assets was 2.13%.

Net interest income on a fully taxable equivalent basis for the first three months of l996 was $6,436,000 compared to the $6,462,000 realized in the same period of l995. This decrease resulted from a 5% increase in average earning assets and a decrease of 29 basis points in the net interest margin.

The allowance for loan losses was $3,828,000 in the first three months of l996 and $3,715,000 in the first three months of l995. The allowance for losses as a percent of loans and leases outstanding was 1.20% at March 31, l996 and l.17% at March 31, 1995.

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
(000s).

                         March 31,            December 31
                                    -------------------------------
                           1996     1995     1994     1993     1992
                           ----     ----     ----     ----     ----
Non-accrual loans         $4,753   $2,516   $2,592   $2,035   $1,734

Accruing loans past due
    90 days or more       $1,782    1,445      558      243      280

Restructured loans             0        0        0        0       97

Total other operating income was $1,438,000 and $1,008,000 during the first three months of 1996 and 1995 respectively. There was a 3% decrease in service charges on deposits, and a 32% increase in other charges, rents and fees. Total securities gains for the first three months of 1996 were $358,000 or $232,700 after tax. Total securities gains for the same period of 1995 were zero.

Part 1 ITEM 2 - Page 2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Total operating expenses increased during the first three months, 1% over the similar period of l995. Salaries, wages and employee benefits increased 7% over 1995. Equipment and net occupancy expenses during the first three months were $400,000 and $335,000 for 1996 and 1995 respectively, which reflects a 19% increase. Other operating expenses decreased 11% over 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION

    The material changes that have occurred in the Registrant's financial condition during 1996 are as follows (000s):

                                                     March 31      Dec  31
                                                       1996         1995          $+/-         %+/-
                                                       ----         ----          ----         ----
            Cash and due from banks                  $ 18,176     $ 21,658       (3,482)        (16)
            Securities                                162,556      150,013       12,543           8
            Federal funds sold                         27,450       34,800       (7,350)        (21)
            Loans and leases                          318,194      314,575        3,619           1
            Funds purchased and repos                  26,587       24,293        2,294           9
            Demand Deposits
               Non interest bearing                    81,117       86,682       (5,565)         (6)
               Interest bearing                        69,855       73,140       (3,285)         (4)
            Savings Deposits                          104,770      101,741        3,029           3
            Time Deposits                             181,586      174,693        6,893           4

LIQUIDITY AND CAPITAL RESOURCES

     The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans, and Federal Funds sold. The Corporation has a net asset position of $15,804,000 at the one year interval or a sensitivity ratio of 1.08.

CAPITAL RESOURCES

     The table below illustrates the Company's regulatory capital ratios at March 31,1996 under the year end 1992 requirements: (000s)


     Tier 1 Capital                                               $ 74,312
     Tier 2 Capital                                                  3,828
                                                                  --------
            TOTAL QUALIFYING CAPITAL                              $ 78,140
                                                                  --------
     Risk Adjusted Total Assets (including off balance exposures) $344,685
                                                                  ========


     Tier 1 Risk-Based Capital Ratio        21.56%
     Total Risk-Based Capital Ratio         22.67%
     Leverage Ratio                         13.65%

                            SECURITY BANC CORPORATION

                           PART II - OTHER INFORMATION




ITEM 1        Legal Proceedings                                 Inapplicable

ITEM 2        Changes in Securities                             Inapplicable

ITEM 3        Defaults upon Senior Securities                   Inapplicable

ITEM 4        Submission of Matters to a Vote                   Inapplicable
              of Security Holders

ITEM 5        Other Information:

               On April 22, 1996 Registrant entered into a definitive agreement to merge with Third Savings and Loan Company, a subsidiary of Third Financial Corporation, Piqua, Ohio.

ITEM 6        Exhibits and Reports on Form 8-K

              (a)   Press release-Third Savings and
                    Loan Company.

              (b) Form 8K, Item 2, Acquisition or Disposition of Assets, was filed March 29, 1996 in regard to merger agreement with CitNat Bancorp., Inc.,
                    Urbana, Ohio.

                             SECURITY NATIONAL BANK
               40 South Limestone Street - Springfield, OH 45502
                     - (513) 324-6800 - Fax: (513) 324-6958


                                  NEWS RELEASE

FOR FURTHER INFORMATION CONTACT:

Glenda S. Greenwood                      OR       Kenneth F. Rupp
Director of Retail Services/Marketing             President and CEO
SECURITY NATIONAL BANK                            Third Financial Corporation
40 S. Limestone Street                            212 N. Main Street
Springfield, OH 45502-1200                        Piqua, OH 45356-0913
(513) 324-6800/372-9211                           (513)773-0752
(513) 324-6861 FAX
(513) 390-3465 Residence

                              FOR IMMEDIATE RELEASE

Security Banc Corporation, Springfield, Ohio and Third Financial Corp., Piqua, Ohio, jointly announced today the signing of a definitive agreement in which Third Financial Corp. will be merged into Security Banc Corporation. Following the closing of the merger, The Third Savings and Loan Company, a subsidiary of Third Financial Corporation, will be operated as a separate subsidiary of Security Banc Corporation.

Under the terms of the agreement, Third Financial Corporation shareholders will receive $33.23 at closing for each of the 1,135,954 shares outstanding. Holders of Third's 105,476 options will receive cash equal to the offer price less the applicable strike price. The aggregate transaction value is approximately $40 million. With this acquisition, Security will expand into Miami County, where Third has four branches.

Harry O. Egger, President, Chairman and Chief Executive Officer of Security said, "We are pleased that Third Savings is joining our organization. We are excited about extending our banking market into Miami County and the opportunities that exist to grow further Third's market areas. More importantly, the philosophy of our two community organizations is to provide the best personalized financial services to all of our communities and customers. The communities of Piqua, Troy, and Tipp city, which are currently being served by Third, will continue to play a prominent part in the future of our organization." These offices will continue to be branches of Third Savings.

Kenneth F. Rupp, President and Chief Executive Officer of Third Financial Corp. said, "In order to best represent the interests of all of our shareholders, the many communities as well as the staff, the Directors evaluated our ownership options. When it became apparent that the advantages of formulating a transaction with Security Banc Corporation clearly outweighed the long term prospects of total independence, the Directors agreed that the transaction was very desirable. Third Savings will operate autonomously as a subsidiary of Security Banc Corporation."

PAGE 2

Security Banc Corporation's plan is to encourage Third Savings' growth as a financial institution existing with its present charter. Third Savings will retain its original charter and original name. The employees will retain their present positions and the savings and loan will continue to operate under the direction of its present Board of Directors. The Board of Directors of both institutions are confident that this affiliation will provide for the continuation of the successful operation of Third Savings and an improved customer service capability for its clientele.

As of December 31, 1995, Security had total assets of $536 million and stockholders equity of $72.8 million. Security's subsidiary, The Security National Bank and Trust Co. operates 14 banking offices in Clark and Greene counties.

At December 31, 1995, Third Financial reported total assets of $157 million and total stockholders equity of $27.8 million. Third Financial Corp. through its subsidiary, Third Savings, operates four offices in Piqua, Troy, and Tipp City, Ohio.

This is Security Banc Corporation's second acquisition in the past sixty days. With the Citizens National Bank, Urbana, Ohio and Third Savings, Piqua, Ohio mergers, Security Banc Corporation will report total assets of approximately $830 million. Security Banc Corporation will operate banking offices in Clark, Greene, Champaign, Madison, and Miami counties.

                            SECURITY BANC CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller
   --------------------------
     Thomas L. Miller
     Controller



By /s/ J. William Stapleton
   --------------------------
     J. William Stapleton
     Vice President/CFO

May 8, 1996