Form 10-K/A
period 1995-12-31
SECURITY BANC CORP
filed 1996-06-28
CIK 763956

                                  10-K/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            SECURITY BANC CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995, as set forth in the pages attached hereto:

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statement with respect to the Security National Bank and Trust Co. 401(k) Profit Sharing Savings Plan (the "Plan") are filed herewith as
EXHIBIT 28.1, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of a filing on Form 11-K:

         (a)      Report of Independent Auditors

         (b) Statements of Assets Available for Distribution to Plan Participants-December 31, 1995 and 1994

         (c) Statements of Changes in Assets Available for Distribution to Plan Participants - years ended December 31, 1995 and 1994

         (d)      Notes to Financial Statements

         (e)      Schedule of Assets Held for Investment - December 31, 1995

         (f) Schedule of Transactions or Series of Transactions in Excess of 5% of the current value of Plan Assets - year ended December 31, 1995

The Plan is subject to the Employee Retirement Income Security Act of 1974, as amended, and the foregoing financial statements are filed in lieu of the financial statements required by Items 1, 2, and 3 of Form 11-K.

The Consent of the Plan's independent auditors to the inclusion of the foregoing financial statements herein and to the incorporation by reference of such financial statements in the registrant's Registration Statement on Form S-8 pertaining to the Plan is attached as EXHIBIT 24.1.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION



By                                                     Date:    June 26, 1996
  --------------------------------                          -----------------
   Thomas L. Miller, Controller


                           INDEX TO EXHIBITS AT PAGE 2
                            TOTAL NUMBER OF PAGES: 16
                                                  ----
(162)

                               INDEX TO EXHIBITS



The following Exhibits are being filed with this 10-K/A No. 1:


                                                                             LOCATED AT
EXHIBIT                                                                   MANUALLY NUMBERED
- -------                                                                   -----------------
PAGE
- ----
(24)              CONSENT OF EXPERTS AND COUNSEL:

                  24.1  Consent of Ernst & Young LLP ................................3


(28)              ADDITIONAL EXHIBITS

                  28.1     Financial Statements of Security National Bank
                           and Trust Co. 401(k) Profit Sharing Savings Plan
                           and Trust at December 31, 1995 and 1994 and for
                           the years ended December 31, 1995 and 1994 ...............4 - 16





(163)