Form 10-Q
period 1996-06-30
SECURITY BANC CORP
filed 1996-08-09
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              (As last amended in Rel. No. 34-26589, eff. 4/12/89)

                United States Securities and Exchange Commission

                                    Form 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the period ended                  June 30, 1996
                         ------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
     For the transition period from             to              Commission File
                                   -------------  --------------

     Number:                  0-13655
            -------------------------------------------------------------------

                            Security Banc Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                         31-1133284
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                 40 South Limestone Street,  Springfield, OH         45502
- -------------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

                                 (513) 324-6920
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       X  Yes     No
                                     -----   -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at July 16, 1996
- -------------------------------                 ----------------------------
Common Stock,  $3.125 Par Value                          5,111,234

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

INDEX

                                                                                Page No.
Part I - Financial Information

             Item 1 - Financial Statements:
                  Consolidated Condensed Balance Sheets
                  June 30, 1996 and December 31, 1995                               3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended June 30, 1996
                  and June 30, 1995.                                                4

                  Consolidated Condensed Statements of Income                       5
                  for the six (6) months ended June 30, 1996 and
                  June 30, 1995.

                  Consolidated Condensed Statements of Cash                         6
                  Flows for the six  (6) months ended June 30,
                  1996 and June 30, 1995.

                  Notes to Consolidated Condensed Financial                         7
                  Statements.

             Item 2 -  Management's Discussion and Analysis of
                      Condition and Results of Operations                         8-9

Part II - Other Information                                                        10

Signature                                                                          11

(10Q-2)

PART I ITEM 1 - FINANCIAL STATEMENTS

                           SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                            June 30     Dec 31
                                                             1996        1995
                                                             ----        ----
                                                                (in thousands)
ASSETS
Cash and due from banks                                  $  20,114      $ 21,658
Federal funds sold                                           6,350        34,800
                                                         ---------      --------
          Total cash and Cash Equivalent                    26,464        56,458
                                                         ---------      --------

Investments (Market Value $162,699 @ 6-30-96,
                          $151,784 @ 12-31-95)             161,497       150,013

Loans: Commericial and agricultural                        156,497       148,957
       Real Estate and mortgage                             92,164        88,198
       Consumer                                             74,866        77,420
                                                         ---------      --------
          TOTAL LOANS                                      323,527       314,575

Less:  Allowance for Loan Losses                             3,901         3,741
                                                         ---------      --------
          NET LOANS                                        319,626       310,834

Premises & Equipment                                         4,940         5,182
Other Assets                                                15,125        13,488
                                                         ---------      --------
          TOTAL ASSETS                                   $ 527,652      $535,975
                                                         =========      ========

LIABILITIES

Non-interest bearing deposits                            $  80,290      $ 86,682
Interest bearing demand deposits                            67,434        73,140
Savings deposits                                           103,135       101,741
Time deposits, $100,000 and over                            24,061        24,874
Other time deposits                                        147,466       149,819
                                                         ---------      --------
          TOTAL DEPOSITS                                   422,386       436,256

Fed funds purchased and securities sold
  under agreement to repurchase                             26,744        24,293
Other liabilities                                            2,632         2,640
                                                         ---------      --------
          TOTAL LIABILITIES                              $ 451,762      $463,189
SHAREHOLDER'S EQUITY
Common Stock (Par Value $3.125)                          $  16,724      $ 16,710
Shares authorized 11,000,000
Shares issued 5,348,434 - 1996
              5,347,234 - 1995
Surplus                                                     17,928        17,883
Retained earnings                                           44,984        41,178
Net unrealized (loss) gain on investment
    securities classified
    as available for sale (net of income tax)                 (553)          208

     Less:  Treasury Stock, 240,600 shares                   3,193         3,193
                                                         ---------      --------
TOTAL SHAREHOLDERS' EQUITY                                  75,890        72,786
                                                         ---------      --------
          TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                     $ 527,652      $535,975
                                                         =========      ========

See notes to Consolidated Condensed Financial Statements

                           SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                             Three Months Ended
                                                             June 30,   June 30,
                                                              1996       1995
                                                              ----       ----
                                                            (in thousands except
                                                                per share dats)
Interest Income                                             $9,977     $ 10,036
Interest Expense                                             3,642        3,555
                                                            ------     --------

NET INTEREST INCOME                                          6,335        6,481

Provision for loan losses                                      200          200
                                                            ------     --------
          NET INTEREST INCOME AFTER PROVISION FOR
           LOAN LOSSES                                       6,135        6,281

OTHER OPERATING INCOME
          Trust Income                                         340          300
          Service charges on deposit accounts                  549          513
          Securities, Gains (Losses)                             0          (96)
          Other charges, rents and fees                        208          167
                                                            ------     --------

               TOTAL OTHER OPERATING INCOME                  1,097          884

OPERATING EXPENSES
          Salaries and employee benefits                     1,536        1,673
          Equipment and occupancy expense                      382          341
          Other operating expense                            1,226        1,469
                                                            ------     --------

               TOTAL OPERATING EXPENSE                       3,144        3,483

INCOME BEFORE TAXES                                          4,088        3,682
          Income taxes (See Note B)                          1,186        1,057
                                                            ------     --------

NET INCOME                                                  $2,902     $  2,625
                                                            ======     ========

          Per share*                                        $  .57     $    .51

          Cash dividends
            per share                                       $  .19     $    .17

*Earnings per common share is calculated using weighted average shares outstanding of 5,109,852 for 1996 and 5,104,489 for 1995.

See notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                          June 30, June 30,
                                                                           1996      1995
                                                                           ----      ----
                                                                        (in thousands except
                                                                           per share data)

Interest Income                                                          $19,765   $ 19,422
Interest Expense                                                           7,305      6,844
                                                                         -------   --------
NET INTEREST INCOME                                                       12,460     12,578

Provision for loan losses                                                    400        400
                                                                         -------   --------
          Net interest income after provision for
            loan losses                                                   12,060     12,178

OTHER OPERATING INCOME
          Trust Income                                                       670        600
          Service charges on deposit accounts                              1,066      1,044
          Securities, Gains (Losses)                                         358        (96)
          Other charges, rents and fees                                      441        344
                                                                         -------   --------

                              Total other operating income                 2,535      1,892
OPERATING EXPENSES
          Salaries and employee benefits                                   3,242      3,273
          Equipment and occupancy expense                                    782        676
          Other operating expense                                          2,480      2,871
                                                                         -------   --------
                              Total operating expense                      6,504      6,820

INCOME BEFORE TAXES                                                        8,091      7,250
          Income taxes (See Note B)                                        2,343      2,053

NET INCOME                                                               $ 5,748   $  5,197
                                                                         =======   ========
          Per share*                                                     $  1.13   $   1.02

          Cash dividends
             per share                                                   $   .38   $    .34


*Earnings per common share is calculated using weighted average shares outstanding of 5,108,611 for 1996 and 5,103,630 for 1995.

See notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                June 30      June 30
                                                                 1996         1995
                                                                 ----         ----
                                                                   (in thousands)
Cash Flows From Operating Activities:
    Net income                                               $   5,748    $   5,197
    Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation                                                290          255
       (Gain) loss on sale of Investment Securities AFS           (358)          96
       Gain on sale of other assets                                (10)           0
       Provisions for loan losses                                  400          400
       Amortization and accretion, Net                             569         (160)
       Amortization of core deposit intangibles                     26           35
       Change in other operating assets/liabilities, net        (1,511)          87
                                                             ---------    ---------
     Total adjustments                                            (594)         713
                                                             ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,154        5,910

Cash Flows from Investing Activities:
       Net decrease in interest bearing
         deposits with other banks                                   0          686
       Proceeds from maturities of invest. securities AFS            0       35,000
       Proceeds from maturities of invest. securities HTM        3,181        7,968
       Proceeds from sales of investment securities AFS        104,872       84,578
       Purchase of investment securities AFS                  (120,918)    (112,870)
       Net increase in loans                                   (10,620)      (1,309)
       Proceeds from sale of other assets                        1,747           89
       Capital expenditures                                       (108)        (519)
                                                             ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                          (21,846)      13,623

Cash Flows from Financing Activities:
        Net decrease in demand deposits, NOW
          accounts and savings accounts                        (10,704)     (15,689)
        Net (decrease) increase in certificates of deposit      (3,166)      10,004
        Net increase (decrease) in short term
           borrowed funds                                        2,451       (1,461)
        Dividends paid                                          (1,942)      (1,735)
        Proceeds from exercise of stock option                      59           53
                                                             ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      (13,302)      (8,828)
                                                             ---------    ---------

Net (decrease) increase in cash and cash equivalents           (29,994)      10,705

Cash and cash equivalents at beginning of year                  56,458       29,089
                                                             ---------    ---------

Cash and Cash Equivalents at June 30                         $  26,464    $  39,794
                                                             =========    =========


See Notes to Consolidated Financial Statements.

(10Q-6)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of June 30, l996 and the results of operations and cash flows for the six month periods ended June 30, 1996 and June 30, 1995.

NOTE B - TAXES

The effective tax rate of 29% is considerably lower than the statutory 35% because of investments made in tax exempt municipal securities. Security National Bank has approximately $24,119,000.00 invested in tax exempt municipal securities.

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

RESULTS OF OPERATIONS

Net income was $5,748,000 for the first six months of 1996, compared to $5,197,000 for the same period in 1995. Earnings per share were $1.13 for the first six months, an 11% increase over last year's $1.02.

Total assets were $527,652,000 at June 30, 1996 compared to 1995's assets of $517,949,000. For the first six months of 1996, return on average equity was 15.44% and return on average assets was 2.14%.

Net interest income on a fully taxable equivalent basis for the first six months of 1996 was $13,061,000 compared to the $13,286,000 realized in the same period of 1995. This decrease resulted from a 4% increase in average earning assets and a decrease of 32 basis points in the net interest margin.

The allowance for loan losses was $3,901,000 in the first six months of 1996 and $3,835,000 in the first six months of 1995. The allowance for losses as a percent of loans and leases outstanding was 1.21% at June 30, 1996 and 1.22% at June 30, 1995.

Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The following table presents data concerning loans at risk at the end of each period. (000s).

                                                      December 31
                                June 30,   ---------------------------------
                                 1996       1995     1994     1993     1992
                                -------    ------   ------   ------   ------
      Non-accrual loans         $4,742     $2,516   $2,592   $2,035   $1,734

      Accruing loans past due
          90 days or more          981      1,445      558      243      280


      Restructured loans             0          0        0        0       97



Total other operating income was $2,535,000 and $1,892,000 during the first six months of 1996 and 1995 respectively. Trust income increased 12%. There was a 2% increase in service charges on deposits, and a 28% increase in other charges, rents and fees. Total securities gains for the first six months of 1996 were $358,000 or $232,700 after tax. Total securities losses for the same period of 1995 were 96,000.

Part 1 ITEM 2 - Page 2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Total operating expenses decreased during the first six months, 5% under the similar period of 1995. Salaries, wages and employee benefits decreased 1% under 1995. Equipment and net occupancy expenses during the first six months were $782,000 and $676,000 for 1996 and 1995 respectively, which reflects a 16% increase. Other operating expenses decreased 14% under 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The material changes that have occurred in the Registrant's financial condition during 1996 are as follows (000s):

                                                   June 30,        Dec  31,
                                                       1996            1995          $+/-          %+/-
                                                       ----            ----          ----          ----
                     Cash and due from banks        $20,114         $21,658        (1,544)           (7)
                     Securities                     161,497         150,013        11,484             8
                     Federal funds sold               6,350          34,800       (28,450)          (82)
                     Loans and leases               323,527         314,575         8,952             3
                     Funds purchased and repos       26,744          24,293         2,451            10
                     Demand Deposits
                        Non interest bearing         80,290          86,682        (6,392)           (7)
                        Interest bearing             67,434          73,140        (5,706)           (8)
                     Savings Deposits               103,135         101,741         1,394             1
                     Time Deposits                  171,527         174,693        (3,166)           (2)

LIQUIDITY AND CAPITAL RESOURCES

     The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans, and Federal Funds sold. The Corporation has a net asset position of $114,467,000 at the one year interval or a sensitivity ratio of 1.59.

CAPITAL RESOURCES

     The table below illustrates the Company's regulatory capital ratios at June 30, 1996 under the year end 1992 requirements: (000s)

          Tier 1 Capital                                                 $ 76,301
          Tier 2 Capital                                                    3,901
                                                                         --------
                     TOTAL QUALIFYING CAPITAL                            $ 80,202
                                                                         --------
          Risk Adjusted Total Assets (including off balance exposures)   $315,824
                                                                         ========

          Tier 1 Risk-Based Capital Ratio           24.16%
          Total Risk-Based Capital Ratio            25.39%
          Leverage Ratio                            14.36%

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

ITEM 1        Legal Proceedings                                 Inapplicable

ITEM 2        Changes in Securities                             Inapplicable

ITEM 3        Defaults upon Senior Securities                   Inapplicable

ITEM 4        Submission of Matters to a Vote                   Inapplicable
              of Security Holders

ITEM 5        Other Information                                 Inapplicable

ITEM 6        Exhibits and Reports on Form 8-K                  Inapplicable

                            SECURITY BANC CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION

By /s/ Thomas L. Miller
  ----------------------------
     Thomas L. Miller
     Controller

By /s/ J. William Stapleton
  ----------------------------
     J. William Stapleton
     Vice President/CFO

July 31, 1996