Form 10-Q
period 1996-09-30
SECURITY BANC CORP
filed 1996-11-13
CIK 763956

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
                         ------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
     For the transition period from              to            Commission File
                                   --------------  ------------
     Number:                          0-13655
            -------------------------------------------------------------------

                            Security Banc Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                               31-1133284
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     40 South Limestone Street,  Springfield, OH                       45502
-------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)

                                 (513) 324-6920
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                     X   Yes      No
                                    -----   ------
Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at Oct. 15, 1996
------------------------------                  ----------------------------
Common Stock,  $3.125 Par Value                           6,045,096

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX


                                                                                                   PAGE NO.
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  Sept. 30, 1996 and December 31, l995                                                3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended Sept. 30, l996
                  and Sept. 30, 1995.                                                                 4

                  Consolidated Condensed Statements of Income                                         5
                  for the nine (9) months ended Sept. 30, 1996 and
                  Sept. 30, 1995.

                  Consolidated Condensed Statements of Cash                                           6
                  Flows for the nine (9) months ended Sept. 30,
                  1996 and Sept. 30, 1995.

                  Notes to Consolidated Condensed Financial                                           7
                  Statements.

         Item 2 -  Management's Discussion and Analysis of
                     Condition and Results of Operations                                           8-10

Part II - Other Information                                                                          11

Signature                                                                                            12

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    Sept. 30         Dec 31
                                                                      1996            1995
                                                                      ----            ----
                                                                        (in thousands)
ASSETS
Cash and due from banks                                           $     30,034      $ 33,258
Federal funds sold                                                      24,385        43,500
                                                                  ------------      --------
                  TOTAL CASH AND CASH EQUIVALENT                        54,419        76,758
                                                                  ------------      --------

Interest bearing deposits with other banks                               1,913           581
Investments (Market Value $195,533 @ 9-30-96,
                          $185,820 @ 12-31-95)                         194,418       183,861

Loans:  Commercial and agricultural                                    186,200       171,125
        Real estate and mortgage                                       139,813       132,400
        Consumer                                                        86,524        93,045
                                                                  ------------      --------
                   TOTAL LOANS                                         412,537       396,570

Less:  Allowance for Loan Losses                                         5,597         5,337
                                                                  ------------      --------
                   NET LOANS                                           406,940       391,233

Premises & Equipment                                                     6,859         7,660
Other Assets                                                            17,646        16,013
                                                                  ------------      --------
                  TOTAL ASSETS                                    $    682,195      $676,106
                                                                  ============      ========
LIABILITIES
Non-interest bearing deposits                                     $    103,519      $112,002
Interest bearing demand deposits                                       103,778        97,422
Savings deposits                                                       126,934       127,363
Time deposits, $100,000 and over                                        37,812        38,931
Other time deposits                                                    173,018       180,126
                                                                  ------------      --------
                  TOTAL DEPOSITS                                       545,061       555,844
Fed funds purchased and securities sold
 under agreement to repurchase                                          37,548        26,184
Other liabilities                                                        3,029         3,842
                                                                  ------------      --------
                  TOTAL LIABILITIES                               $    585,638      $585,870
                                                                  ------------      --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $3.125)                                   $     19,643      $ 19,548
Shares authorized 11,000,000
Shares issued 6,285,696 - 1996
              6,255,306 - 1995
Surplus                                                                 20,179        19,967
Retained earnings                                                       60,331        53,613
Net unrealized (loss)gain on investment securities classified
     as available for sale (net of income tax)                            (403)          301

       Less:  Treasury Stock, 240,600 shares                             3,193         3,193
                                                                  ------------      --------
TOTAL SHAREHOLDERS' EQUITY                                              96,557        90,236
                                                                  ------------      --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                              $    682,195      $676,106
                                                                  ============      ========


See notes to Consolidated Condensed Financial Statements

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                           Three Months Ended
                                                                          Sept. 30,   Sept. 30,
                                                                            1996        1995
                                                                            ----        ----
                                                                          (in thousands except
                                                                             per share data)
Interest Income                                                            $12,522     $12,607
Interest Expense                                                             4,539       4,636
                                                                           -------     -------
NET INTEREST INCOME                                                          7,983       7,971

Provision for loan losses                                                      700         238
                                                                           -------     -------
          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                                      7,283       7,733
OTHER OPERATING INCOME
          Trust Income                                                         345         335
          Service charges on deposit accounts                                  666         677
          Securities, Gains (Losses)                                             5         106
          Other charges, rents and fees                                        328         293
                                                                           -------     -------

                              TOTAL OTHER OPERATING INCOME                   1,344       1,411

OPERATING EXPENSES
          Salaries and employee benefits                                     2,175       2,238
          Equipment and occupancy expense                                      550         565
          Other operating expense                                            1,704       1,477
                                                                           -------     -------

                              TOTAL OPERATING EXPENSE                        4,429       4,280

INCOME BEFORE TAXES                                                          4,198       4,864
          Income taxes (See Note B)                                          1,025       1,409
                                                                           -------     -------

NET INCOME                                                                 $ 3,173     $ 3,455
                                                                           =======     =======

          Per share*                                                       $   .53     $   .57

          Cash dividends
           per share**                                                     $   .16     $   .15

*Earnings per common share is calculated using weighted average shares outstanding of 6,034,535 for 1996 and 6,014,206 for 1995.

** Cash dividends per common share is calculated using weighted average shares outstanding of 6,045,096 for 1996 and 5,939,405 for 1995.

See notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                              Sept. 30,   Sept. 30,
                                                                1996        1995
                                                               -------     -------
                                                              (in thousands except
                                                                 per share data)
Interest Income                                                $37,293     $36,926
Interest Expense                                                13,721      13,286
                                                               -------     -------

NET INTEREST INCOME                                             23,572      23,640

Provision for loan losses                                        1,175         713
                                                               -------     -------
          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                         22,397      22,927

OTHER OPERATING INCOME
          Trust Income                                           1,015         935
          Service charges on deposit accounts                    1,970       1,950
          Securities, Gains (Losses)                               363          10
          Other charges, rents and fees                          1,022         822
                                                               -------     -------

                              TOTAL OTHER OPERATING INCOME       4,370       3,717

OPERATING EXPENSES
          Salaries and employee benefits                         6,641       6,764
          Equipment and occupancy expense                        1,719       1,604
          Other operating expense                                4,854       5,104
                                                               -------     -------

                              TOTAL OPERATING EXPENSE           13,214      13,472

INCOME BEFORE TAXES                                             13,553      13,172
          Income taxes (See Note B)                              3,741       3,763
                                                               -------     -------

NET INCOME                                                     $ 9,812     $ 9,409
                                                               =======     =======

          Per share*                                           $  1.63     $  1.56

          Cash dividends
           per share**                                         $   .52     $   .44

*Earnings per common share is calculated using weighted average shares outstanding of 6,022,677 for 1996 and 6,012,546 for 1995.

**Cash dividends per common share is calculated using weighted average shares outstanding of 5,970,812 for 1996 and 5,957,032 for 1995.

See notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                               Sept. 30        Sept. 30
                                                                 1996            1995
                                                               ---------      ---------
                                                                    (in thousands)
Cash Flows From Operating Activities:
    Net income                                                 $   9,812      $   9,409
    Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation                                                  671            649
       Gain on sale of Investment Securities AFS                    (362)           (10)
       Gain on sale of Investment Securities HTM                      (1)             0
       Gain (loss) on sale of other assets                           (10)             9
       Provisions for loan losses                                  1,175            713
       Amortization and accretion, Net                               630           (934)
       Amortization of core deposit intangibles                       40             53
       Change in other operating assets/liabilities, net          (1,746)           (92)
                                                               ---------      ---------
     Total adjustments                                               397            388
                                                               ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         10,209          9,797

Cash Flows from Investing Activities:
       Net (increase) decrease in interest bearing
         deposits with other banks                                (1,880)           576
       Proceeds from maturities of invest. securities AFS         20,674         17,000
       Proceeds from maturities of invest. securities HTM          6,205         44,101
       Proceeds from sales of investment securities AFS          104,872        190,658
       Purchase of investment securities AFS                    (143,167)      (233,929)
       Purchase of investment securities HTM                        (467)          (326)
       Net increase in loans                                     (18,357)        (5,488)
       Proceeds from sale of other assets                          1,735            291
       Capital expenditures                                         (186)          (858)
       Purchase life insurance policies                             (328)          (331)
                                                               ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                            (30,899)        11,694

Cash Flows from Financing Activities:
        Net decrease in demand deposits, NOW
          accounts and savings accounts                           (2,549)       (23,787)
        Net (decrease) increase in certificates of deposit        (8,227)        20,559
        Net increase in short term
           borrowed funds                                         11,914          2,124
        Dividends paid                                            (3,093)        (2,610)
        Proceeds from exercise of stock option                       324             53
                                                                              ---------
        Sale (purchase) of Treasury Stock                            (18)           (15)
                                                               ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         (1,649)        (3,676)
                                                               ---------      ---------
Net (decrease)increase in cash and cash equivalents              (22,339)        17,815

Cash and cash equivalents at beginning of year                    76,758         35,388
                                                               ---------      ---------

Cash and Cash Equivalents at Sept. 30                          $  54,419      $  53,203
                                                               =========      =========


See Notes to Consolidated Financial Statements.

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of Sept. 30, l996 and the results of operations and cash flows for the nine month periods ended Sept. 30, 1996 and Sept. 30, 1995.

NOTE B - TAXES

The effective tax rate of 28% is considerably lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $27,578,000.00 invested in tax exempt municipal securities.

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

BUSINESS COMBINATIONS
On September 30, 1996, CitNat Bancorp merged with and into Security Bancorp (Company) and shares of the Company's common stock was issued in exchange for all of the commmon stock of CitNat. The merger was accounted for as a pooling of interest, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of CitNat for all periods prior to the merger.

Separate results of the combining companies for the nine months ended September 30, 1996 and 1995 are as follows in (000):

                                               September 30, 1996        September 30, 1995
Revenue (net interest income plus
   non-interest income)
         Security                                    $22,559                    $22,128
         CitNat                                        5,383                      5,229
                                                     -------                    -------
                                                      27,942                     27,357
                                                     =======                    =======
Net income
         Security                                    $ 8,444                    $ 8,263
         CitNat                                        1,368                      1,146
                                                     -------                    -------
                                                     $ 9,812                    $ 9,409
                                                     =======                    =======

RESULTS OF OPERATIONS
Net income was $9,812,000 for the first nine months of 1996, compared to $9,409,000 for the same period in 1995. Earnings per share were $1.63 for the first nine months, a 4% increase over last year's $1.56.

Total assets were $682,195,000 at Sept. 30, 1996 compared to 1995's assets of $676,106,000. For the first nine months of l996, return on average equity was 14.02% and return on average assets was 1.94%.

Net interest income on a fully taxable equivalent basis for the first nine months of l996 was $24,592,000 compared to the $24,822,000 realized in the same period of l995.

The allowance for loan losses was $5,597,000 in the first nine months of l996 and $5,521,000 in the first nine months of 1995. The allowance for losses as a percent of loans and leases outstanding was 1.36% at Sept. 30, l996 and l.38% at Sept. 30, 1995.

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


                                                    December 31
                           Sept. 30,    -------------------------------------
                             1996       1995      1994       1993        1992
                           ---------    ----      ----       ----        ----

Non-accrual loans           $4,417     $2,772     $2,598     $2,229     $1,754

Accruing loans past due
    90 days or more          1,556      1,543        558        245        283


Restructured loans               0          0          0          0         97


Total other operating income was $4,370,000 and $3,712,000 during the first nine months of 1996 and 1995 respectively. Trust income increased 9%. There was a 1% increase in service charges on deposits, and a 24% increase in other charges, rents and fees. Total securities gains for the first nine months of 1996 were $363,000 or $236,000 after tax. Total securities gains for the same period of 1995 were $10,000 or $6,500 after tax.

(Part 1, Item 2 continued on Page 3)

PART 1 ITEM 2 - PAGE 3

                          SECURITY BANC CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

 Total operating expenses decreased during the first nine months, 2% under the similar period of l995. Salaries, wages and employee benefits decreased 2% under 1995. Equipment and net occupancy expenses during the first nine months were $1,719,000 and $1,604,000 for 1996 and 1995 respectively, which reflects a 7% increase. Other operating expenses decreased 5% under 1995.

 MATERIAL CHANGES IN FINANCIAL CONDITION
     The material changes that have occurred in the Registrant's financial condition during 1996 are as follows (000s):

                                             Sept. 30,    Dec  31,
                                                 1996         1995         $+/-        %+/-
                                                 ----         ----         ----        ----
Cash and due from banks                        $ 30,034     $ 33,258      (3,224)      (10)
Interest bearing deposits with other banks        1,913          581       1,332       229
Securities                                      194,418      183,861      10,557         6
Federal funds sold                               24,385       43,500     (19,115)      (44)
Loans and leases                                412,537      396,570      15,967         4
Funds purchased and repos                        37,548       26,184      11,364        43
Demand Deposits
   Non interest bearing                         103,519      112,002      (8,483)       (8)
   Interest bearing                             103,778       97,422       6,356         7
Savings Deposits                                126,934      127,363        (429)        0
Time Deposits                                   210,830      219,057      (8,227)       (4)

 LIQUIDITY AND CAPITAL RESOURCES
      The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans, and Federal Funds sold. The Corporation has a cumulative gap of $113,318,000 at the one year interval or a cumulative gap ratio of 1.49.

 CAPITAL RESOURCES
      The table below illustrates the Company's subsidiary banks regulatory capital ratios at Sept. 30,1996 under the year end 1992 requirements: (000s)

                                                        Security National     Citizens National
                                                          Springfield, OH     Urbana
                                                          ---------------     -----------------
Tier 1 Capital                                                   $ 78,428      $13,722
Tier 2 Capital                                                      3,916          994
                                                                 --------      -------
           TOTAL QUALIFYING CAPITAL                              $ 82,344      $14,716
                                                                 --------      -------
Risk Adjusted Total Assets (including off balance exposures)     $330,041      $78,829
                                                                 ========      =======


Tier 1 Risk-Based Capital Ratio                                     23.76%       17.41%
Total Risk-Based Capital Ratio                                      24.95%       18.67%
Leverage Ratio                                                      14.21%       13.36%

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

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller
   -----------------------------
     Thomas L. Miller
     Controller



By /s/ J. William Stapleton
   -----------------------------
     J. William Stapleton
     Vice President/CFO





Oct. 5, 1996