Form 10-K405
period 1996-12-31
SECURITY BANC CORP
filed 1997-03-28
CIK 763956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1996
                                           -----------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For transition period from ______________to______________

                         Commission File Number 0-13655
                                                -------

                            SECURITY BANC CORPORATION
                          State of Incorporation: Ohio
                I.R.S. Employer Identification Number: 31-1133284
                            40 South Limestone Street
                     Springfield, Ohio 45502 (513) 324-6800


           Securities register pursuant to Section 12 (g) of the Act:
                         Common Stock, $3.125 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. Yes  X      No
                                       -----      -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $182,098,964.00 as of January 10, 1997.

The number of shares outstanding of the Registrant's common stock, $3.125 par value per share as of January 21, 1997 was 6,050,017 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Shareholder's Report for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Shareholder's Meeting to be held April 15, 1997 are incorporated by reference into Part III.

                  Note 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates voting stock owned of record by its directors and principal officers and voting stock held by Registrant's Trust Department in a fiduciary capacity.

(10-K1)




                   SECURITY BANC CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                       Page No.
                                                                                       --------

PART I

         Item  1.  Business......................................................... 3 thru 14

         Item  2.  Properties.......................................................        15

         Item  3.  Legal Proceedings................................................        16

         Item  4.  Submission of Matters to a Vote of Security Holders                      16

PART II

         Item 5.   Market for Registrant's Common Equity and Related Shareholder

                   Matters..........................................................         16

         Item 6.   Selected Financial Data..........................................         16

         Item 7.   Management's Discussion and Analysis of Financial Condition

                    and Results of Operations.......................................         16

         Item 8.   Financial Statements and Supplementary Data......................         16

         Item 9.   Changes in and Disagreements with Accountants on Accounting

                    and Financial Disclosure........................................         16

PART III

         Item 10.  Directors and Executive Officers of The Registrant                        17

         Item 11.  Executive Compensation...........................................         17

         Item 12.  Security Ownership of Certain Beneficial Owners and Management            18

         Item 13.  Certain Relationships and Related Transactions...................         18

PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..         18

SIGNATURES..........................................................................         20

(10-K 2)

PART I

ITEM 1.  BUSINESS

     Security Banc Corp. (Registrant or Company) was organized in 1985 under the laws of The State of Ohio. The Executive Office of the registrant is located in Springfield, Ohio. It is a Bank Holding Company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System. Registrant has three subsidiaries, The Security National Bank and Trust Co. (Security), Citizens National Bank (Citizens), and Third Savings and Loan Company, (Third).

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

     On September 30, 1996, the Company merged with CitNat Bancorp, Inc., a $140 million bank holding company headquartered in Ohio, in a transaction accounted for as a pooling of interest.

     On October 21, 1996, the Company acquired all of the outstanding shares of Third Financial Corporation for $41 million. The acquisition was accounted for using the purchase method of accounting.

     Security and Citizens are subject to primary supervision, examination, and regulation by The Comptroller of the Currency. Third is subject to primary supervision, examination, and regulation by The Office of Thrift Supervision. Security and Citizens are members of The Federal Reserve System and are subject to the applicable provisions of The Federal Reserve System and are subject to the applicable provisions of the Federal Reserve Act and Regulations. Deposits of the Company are insured by The Federal Deposit Insurance Corporation (FDIC) to the maximum extent permitted by law.

     Security is the parent of the Security Community Urban Redevelopment Corporation. The subsidiary is an Ohio Corporation organized in 1975. It was organized solely to own Security's main office building. Presently, Security leases the Main Office building from the subsidiary. No changes are anticipated in the subsidiary's business functions.

     All of the Company's banking centers are located in Champaign, Clark, Greene, Madison and Miami Counties in the state of Ohio.

(10K3)

As of December 31, 1996, the Company's consolidated total assets rounded to the nearest thousand, were $816,334,000 including total loans of $540,768,000. On that date, total deposits were $667,035,000 and capital accounts totaled $100,794,000.

The Company's subsidiaries provide full service banking to individuals as well as to industry and governmental subdivisions through each of its twenty-three banking centers.

The Company's subsidiaries have made a strong impact on all the counties it serves through a great variety of services, including personal checking accounts and savings programs, certificates of deposit, the Money Market accounts, C/D's and Individual Retirement Accounts.

A broad range of credit programs for all retail customers includes mortgage loans, credit card banking under the VISA designation, installment loans, and secured and unsecured personal loans.

The banking services provided to commercial customers and government include maintenance of demand and time deposit accounts and certificates of deposit. Available are all types of commercial loans, including loans under lines of credit and revolving credit, term loans, real estate mortgage loans and other specialized loans including accounts receivable financing. The Subsidiaries further serve the requirements of large and small industrial and commercial enterprises in the Springfield metropolitan area and elsewhere by providing financial counseling, automated payroll programs, cash management, and other automated services.

The subsidiaries' Commercial Banking Division is organized to serve the needs of the corporate customers by handling business and commercial mortgages, corporate deposits and other corporate financial services.

The Consumer Banking Divisions, which encompasses the Credit Card and Installment Loan Departments, serves individual as well as corporate customers. The Residential Mortgage Loan Departments provides conventional as well as adjustable rate mortgage loans to individuals. Each Subsidiary manages the investment of funds for their institution using U. S. Government and agency securities, municipal (tax exempt) securities, as well as Federal Funds and certificates of deposit of U. S. banks and savings and loans. Each Subsidiary, in consultation with others, sets the rates on their liability products including purchased federal funds.

Complete fiduciary services are available to individuals, charitable institutions, commercial customers and government agencies through Security's Trust Division. The Personal Trust Department serves as investment agent and custodian for securities portfolios of individuals, as trustees for living and testamentary trusts and as executor and administrator of probate estates. The Corporate Trust Department serves as Trustee for corporate and municipal bond issues, and as registrar for securities. The Institutional Services Department provides employee benefit plan fund management for qualified retirement plans and investment management and securities custody services for not-for-profit institutions.

There are over a half dozen commercial banks in Springfield, Clark County and adjoining counties, furnishing general banking services and thus providing strong competition to the Company. The Company competes for deposits not only with commercial banks in its area, but also with building and loan associations and other non-bank competitors, such as brokerage houses. In addition to the competition described above, the Company competes in various areas of service offered to individuals, industry and government with Banks in Southwestern Ohio, many of which possess greater financial resources than the Company.

(10K4)

The earnings of the Company are affected by general economic conditions as well as, by the monetary policies of the Federal Reserve Board. Such policies, which have the effect of regulating the national supply of Bank reserves and Bank credit, can have a major affect upon the source and cost of loanable and investable funds and the rates of return earned on loans and investments. Among the means available to the monetary authorities to influence the size and distribution of Bank reserves are open market operations by the Board of Governors of the Federal Reserve System, changes in cash reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on most time and savings deposits.

Material Changes and Developments
---------------------------------

There were no material changes or developments during 1996 in the business done by the Company.

Regulation and Supervision
--------------------------

Security and Citizens, as national banks, are subject to regulation by the Comptroller of the Currency, The Board of Governors of the Federal Reserve System and The Federal Deposit Insurance Corporation. Third, as a savings and loan, is subject to regulation by the Office of Thrift Supervision and The Savings Association Insurance Fund. The Company and any subsidiaries which it may hereafter have will be affiliates of the Company within the meaning of the Federal Reserve Act. As affiliates, the Company and any such subsidiaries are subject to certain restrictions on loans by the subsidiaries, on investments by the subsidiaries in their stock or securities or on its taking such stock and securities as collateral for loans to any borrower. The Company and any such subsidiaries, as affiliates of the Company are also subject to certain restrictions with respect to engaging in the underwriting and public sale and distribution of securities. Neither the Company nor any such subsidiaries may, for example, engage in such transactions with respect to securities of the company unless such securities are registered under the Securities Act of 1993 or any exemption from such registration is available. In addition, any such affiliates of the Bank will be subject to examination at the discretion of supervisory authorities.

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

(10K5)

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

Employees
---------

As of December 31, 1996, there were no full time employees of the Registrant. Affiliates of the Registrant had full time equivalent employees of 340 of whom 69 were officers.

Statistical Information
-----------------------

Pages 7 through 14 contain statistical information on the Company and its subsidiaries.

(10-K6)

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated. (000s)

                                                                     December 31
                                                                     -----------
                                                         1996                  1995              1994
                                                         ----                  ----              ----
Available for Sale Investments:
    U. S. Treasury                                     $136,020              $128,185         $130,829
    U. S. Government Agencies and Corporations           15,419                15,844           17,439
    Corporate Bonds                                       1,464                 2,240            1,907
    Mortgage Backed Securities                            2,387                     0                0
    Equity Securities                                       485                 1,463            1,717
                                                            ---                 -----            -----
Total Available for Sale Investments                   $155,775              $147,732         $151,892
Held to Maturity Investments:
    U. S. Treasury                                           $0                  $605           $1,918
    State and Political Subdivisions                     28,530                32,517           41,159
    Mortgage Backed Securities                            4,010                 1,468            1,923
    Federal Reserve Stock and Other                       2,668                 1,539            1,145
                                                          -----                 -----            -----
Total Held to Maturity Investments                      $35,208               $36,129          $46,145
                                                        -------               -------          -------
Total Carrying Value of Investments                    $190,983              $183,861         $198,037
                                                       ========              ========         ========


The following table sets forth the maturities of debt securities at December 31, 1996 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of state and political subdivisions. (000)s

                                                                         Maturing
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        After One              After Five
                                               Within                      Within              But Within                After
                                              One Year                  Five Years             Ten Years               Ten years
                                        Amount         Yield       Amount        Yield      Amount    Yield        Amount     Yield
                                        ------         -----       ------        -----      ------    -----        ------     -----
Available for Sale Investments:
    U. S. Treasury                      $129,810       5.47%       $6,210        5.66%         $0         0        $0.00       0
    U. S. Govt. Agencies and Corp.         3,902       5.82%       10,019        6.22%      1,498     6.26%            0       0
    Corporate Bonds                        1,214       7.30%          250        6.56%          0         0            0       0
    Mortgage Backed Securities                 0           0        1,350        6.42%        300     5.46%          737      6.36%

Held to Maturity Investments:
States and Political Subdivisions         13,894      12.02%       12,318       10.83%      2,258     9.79%           60     11.00%
Mortgage-backed Securities                   230       6.50%          842        8.58%          0         0        2,938      6.54%
                                         -------     -------    ---------    --------     -------   -------       ------    -------
                                        $149,050       6.11%      $30,989        8.02%     $4,056     8.17%       $3,735      6.58%

Types of Loans

The following table summarizes consolidated loans by major category for the five years ending December 31. (000s)

                                                                      December 31

                                                   1996          1995       1994       1993       1992
                                                   ----          ----       ----       ----       ----
      Commercial and Agriculture               $212,046      $170,905   $166,116   $152,197   $139,955
      Real Estate                               234,935       132,402    130,753    121,906    115,028
      Consumer                                   93,787        93,263     98,129     75,322     67,046
                                                 ------        ------     ------     ------     ------
      TOTAL LOANS                              $540,768      $396,570   $394,998   $349,425   $322,029
                                               ========      ========   ========   ========   ========




Non-accrual loans totaled $4,123,000 and $2,772,000 as of December 31, 1996 and 1995 respectively.

The following table shows the maturity of loans (excluding those in non accrual status) outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. (000s)

                                                                                Maturing
----------------------------------------------------------------------------------------------------------------
                                                  Within            After One But          After
                                                 One Year       Within Five Years        Five Years      Total
                                                 --------       -----------------        ----------      -----

Total Loans                                       $266,042          $170,981              $99,622     $536,645
                                                  ========          ========              =======     ========

Loans maturing after one year with:

Fixed Interest  rate                                                $132,446              $94,580
Variable Interest                                                     38,535                5,042
                                                                    ========              =======
                                                                    $170,981              $99,622
                                                                    ========              =======


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

                                  1996             1995           1994            1993              1992
                                  ----             ----           ----            ----              ----

Non-accrual loans               $4,123           $2,772         $2,598          $2,229            $1,254

Accruing loans past
   due 90 days or more          $1,709           $1,543           $561            $245              $283

Restructured loans                   0                0              0               0               $97

Summary of Loan Loss Experience

This table summarized the Company's loan loss experience for each of the five years ended December 31 (000s)

                                      1996           1995              1994            1993           1992
                                      ----           ----              ----            ----           ----

Balance at Jan. 1:                  $5,336         $5,101            $4,364          $4,310          $4,029
Acquired Allowance                    1285              0                 0               4               0

Charge-offs

                Commercial            1091            248               144             995             669
                Real Estate              4              0                15               5               7
                Consumer               868            829               573             419             592
                                      ----            ---               ---           -----           -----

                                      1963          1,077               732           1,419           1,268


Recoveries

                Commercial              55             97               411             178             129
                Real Estate              0              0                 0               0               0
                Consumer               239            265               214             241             221
                                       294            362               625             419             350

Net Charge-offs                     (1,669)          (715)             (107)         (1,000)           (918)

Provision for loan losses             1875            950               844           1,050           1,199
                                      ----            ---               ---           -----           -----

Balance at Dec. 31:                 $6,827         $5,336            $5,101          $4,364          $4,310
                                    ======         ======            ======          ======          ======


Net Charge offs
to average loans                      0.39%          0.18%             0.03%           0.30%           0.30%


Allowance for Loan Losses
-------------------------

The allowance for loan losses is established through charges to operations by a provision for loan losses. Loans which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount charged to operations is based on several factors. These include the following:

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

The amount provided for loan losses exceeded actual net charge-offs by $206,000 in 1996, $235,000 in 1995 and $737,000 in 1994.

It is management's practice to review the allowance on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the allowance at December 31, 1996 of $6,827,000 is adequate.

BUSINESS --Continued

This table shows allocation of the allowance for loan losses as of the end of the last five years. (000s)

                                      12-31-96                 12-31-95               12-31-94                    12-31-93
                               ---------------------   ----------------------   --------------------    ----------------------
                                         Percent of               Percent of             Percent of                Percent of
                                         Loans to                 Loans to               Loans to                  Loans
                               Amount    Total Loans   Amount     Total Loans   Amount   Total Loans    Amount     Total Loans
                               ------    -----------   ------     -----------   ------   -----------    ------     -----------

Commercial and Agriculture     $1,730       39%         $1,075       43%        $1,683       42%        $1,170      44%

Real Estate                        24       44%             52       33%            52       33%            36      35%

Consumer                          826       17%            771       24%           588       25%           303      21%

Additional Reserve Allocated

for current loans               2,057                    1,178                   1,280                   1,206

Unallocated                     2,190                    2,260                   1,498                   1,649
                                -----                    -----                   -----                   -----
                               $6,827      100%         $5,336      100%        $5,101      100%        $4,364     100%
                               ======      ===          ======      ===         ======      ===         ======     ===


                                      12-31-92
                               ---------------------
                                         Percent of
                                         Loans to
                               Amount    Total Loans
                               ------    -----------

Commercial and Agriculture     $  588       43%

Real Estate                        42       36%

Consumer                          223       21%

Additional Reserve Allocated
for current loans                 769

Unallocated                     2,688
                                -----
                               $4,310      100%
                               ======      ===

Deposits

Maturities of time certificates of deposits and other time deposits of $100,000 or more, outstanding at December 31, are summarized as follows: (000s)

                                                              1996              1995
                                                              ----              ----
         Three months or less                               $21,041            $9,736
         Over three months through twelve months             21,389            19,136
         Over one year thru five years                       11,790            10,034
                                                             ------            ------
                                                            $54,220           $38,906
                                                            =======           =======

Return on Equity and Assets
---------------------------

The following table shows consolidated operating and capital ratios of the company for each of the last three years:

                                               Year Ended December 31
For the Years                            1996         1995         1994
                                         ----         ----         ----

Return on Assets (A)                    1.92%        1.95%        1.85%

Return on Equity (B)                   14.18%       14.91%       15.30%

Dividend Payout Ratio (C)              36.49%       34.60%       33.67%

Equity to Assets Ratio (D)             13.52%       13.07%       12.09%

-------------------------------------------

     (A) net income divided by average total assets
     (B) net income divided by average equity
     (C) dividends declared per share divided by net income per share
     (D) average equity divided by average total assets


Loan Commitments and Standby Letters of Credit
----------------------------------------------

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit the Company to make payments on behalf of customers when specific future events occur.

Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment) is obtained based on Management's credit assessment of the customer.

Off-balance sheet items at December 31   (000s)

                                       1996             1995
                                       ----             ----
Unused Commitments

      Open end consumer lines        $45,221          $35,047
      Other unused commitments        70,140           60,784

      Letters of Credit               $1,452           $2,738

ITEM 2.  PROPERTIES

         The Security Banc Corporation is headquartered in Springfield, Ohio at 40 South Limestone Street. The subsidiaries of the Company have 23 banking offices located in Ohio. The Company owns 21 of the offices and the other two are leased. Additional information is contained in the Notes to Consolidated Financial Statements, Part IV, Item 14.

ITEM 3.    LEGAL PROCEEDINGS

           Registrant and its subsidiaries are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           1. To elect three directors of Class III to serve until the Annual Meeting of Shareholders in 2000, or in the case of each director until his successor is duly elected and qualified.

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

ITEM 6.    SELECTED FINANCIAL DATA

           The information required by this item is incorporated herein by reference to the registrant's 1996 Annual Report to Shareholders attached to this filing as Exhibit "C".

ITEM 7. MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           The information required by this item is incorporated herein by reference to the registrant's 1996 Annual Report to Shareholders attached to this filing as Exhibit "C".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is incorporated herein by reference to the registrant's 1996 Annual Report to Shareholders attached to this filing as Exhibit "C".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this item concerning Directors is incorporated herein by reference to the registrant's 1996 Proxy Statement attached to this filing as Exhibit "D".

Executive Officers
------------------

The name, age, and position of the Executive Officers of the Registrant as of March, 1997 is listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

Name, Age, Position                  Business Experience During Past Five Years
-------------------                  ------------------------------------------

     Executive Officers
     ------------------
     Harry O. Egger, 57             Security National Bank and Trust Co.
     Chairman, President, CEO       President 1981 - 1996
                                    Chairman since 1987
                                    CEO since 1986

     J. William Stapleton, 44       Security National Bank and Trust Co.
     Executive Vice President/CFO   Vice President since 9-18-84
                                    Executive Vice President since 1-1-97

     William C. Fralick, 42         Security National Bank and Trust Co.
     Vice President                 Vice President since 12-31-84
                                    President since 1-1-97

     Glenda S. Greenwood, 41        Security National Bank and Trust Co.
     Vice President                 Director of Marketing since 12-29-80
                                    Vice President since 1-1-97

     Daniel M. O'Keefe, 52          Security National Bank and Trust Co.
     Vice President                 Vice President/Trust Officer since 1-80

ITEM 11.       EXECUTIVE COMPENSATION

            The information required by this item is incorporated herein by reference to the registrant's 1997 Proxy Statement attached to this filing as Exhibit "D".

PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The information required by this item is incorporated herein by reference to the Registrant's 1997 Proxy Statement attached to the filing as Exhibit "D".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated herein by reference to the Registrant's 1997 Proxy Statement attached to the filing as Exhibit "D".

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      a)   Document filed as part of the report

           1.   FINANCIAL STATEMENTS

                The following consolidated financial statements and report of independent auditors of Security Banc Corporation, included in the 1996 Annual Report to its shareholders for the year ended December 31, 1996 are incorporated by reference in Item 8.

                Report of Independent Auditors

                Consolidated Statement of Condition, December 31, 1996 and 1995

                Consolidated Statement of Income for the Years Ending December 31, 1996, 1995, and 1994

                Consolidated Statement of Shareholders' Equity for the Years Ending December 31, 1996, 1995, and 1994

                Consolidated Statement of Cash Flows for the Years Ending December 31, 1996, 1995, and 1994

                Notes to Consolidated Financial Statements

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          (CONT'D)

      a)   Document filed as part of the report

           2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (b)  Reports on Form 8-K - None

      (c)  Exhibits

           C - Security Banc Corporation 1996 Annual Report

           D - Security Banc Corporation 1997 Proxy Statement

           23 - Consent of Independent Auditors

      (d)  Financial Statement Schedules - None

      Security Banc Corp. has the following subsidiaries:

           1.   Security National Bank and Trust Co.
           2.   Citizens National Bank
           3.   Third Savings and Loan Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SECURITY BANC CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)

By   /S/ Harry O. Egger
  -------------------------------------
Harry O. Egger, Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jane N. Scarff                           /s/ Thomas J. Veskauf
---------------------------------            ---------------------------------
Director                                     Director

/s/ Chester L. Walthall                      /s/ Larry D. Ewald
---------------------------------            ---------------------------------
Director                                     Director

Robert A. Warren                             /s/ Larry E. Kaffenbarger
---------------------------------            ---------------------------------
Director                                     Director

Richard E. Kramer
---------------------------------            /s/ J. William Stapleton
Director                                     ---------------------------------
                                             Executive Vice President
W. Dean Sweet
---------------------------------
Director

/s/ Harry O. Egger
---------------------------------
Chairman of the Board, President and CEO

/s/ Thomas L. Miller
---------------------------------
Controller Security National Bank

1996
Annual Report

The Annual Shareholders' Meeting of Security Banc Corporation will be held April 15, 1997, at 1:00 p.m. at the Clark State Performing Arts Center, Turner Studio Theater, 300 South Fountain Avenue, Springfield, Ohio 45502. A copy of Security Banc Corporation's Annual Report Form 10-K for the period ending December 31, 1996, may be obtained without charge upon written request to Shareholder Relations, Security Banc Corporation, 40 South Limestone Street, Springfield, Ohio 45502.

Fiscal Highlights Compared
                                       1996            1995            1994
Net Income                        $ 13,387,000    $ 12,707,000    $ 11,776,000
Return on Average Assets                  1.92%           1.95%           1.85%
Return on Average Equity                 14.18%          14.91%          15.30%


Per Share
        Net Income                $       2.22    $       2.11    $       1.96
        Cash Dividends            $       0.81    $       0.73    $       0.66
        Book Value                $      16.66    $      15.00    $      13.23
        Market Last Sale $38.00                   $      28.50    $      24.00


Assets                            $816,334,000    $676,106,000    $647,712,000
Deposits                          $667,035,000    $555,844,000    $535,898,000
Loans (Net)                       $533,941,000    $391,234,000    $389,897,000
Securities                        $190,983,000    $183,861,000    $198,037,000
Capital Funds                     $100,794,000    $ 90,237,000    $ 79,502,000
Total Capital to
        Total Risk Based Assets          19.74%          20.98%          20.91%


Shares of Common
        Stock Outstanding            6,050,017       6,014,527       6,009,177


Cash Dividends                    $  4,545,000    $  3,740,000    $  3,376,000
Shareholders                             1,582           1,551           1,444
Bank Offices                                23              20              20
Staff Full-time Equivalent                 340             305             300


Letter to the  Shareholders

     Security Banc Corporation's net income for the year 1996 was $13,387,000, an increase of 5% over the $12,707,000 for the previous year. This year's earnings per share increased to $2.22 from $2.11. Shareholders' equity of $100,794,000 grew 12% and resulted in a strong capital to asset ratio of 12%. Return on average assets and return on average equity of 1.92% and 14.18% respectively, continue to rank well when compared to other banks. The cash dividend of $.81 per share is an 11% increase over 1995. Total assets reached $816,334,000 while loans and deposits ended the year at $540,768,000 and $667,035,000 respectively.

     1996 was a year of considerable expansion for Security Banc Corporation as we put the strategic planning efforts of the past few years into action. Our careful study and planning placed us in an excellent position to purchase financial institutions in neighboring communities-purchases consistent with our goals for planned growth. In keeping with our past history and vision for the future, the acquisition of Citizens National Bank of Urbana and Third Savings and Loan Company in Piqua, underscore our commitment to local ownership and hometown banking. Both are solid institutions, similar in culture and philosophy to Security Banc. Everyone affected by this change will benefit including shareholders, customers, employees and the people who live in these communities.

     This planned growth ensures shareholder value by broadening our market area. Security Banc Corporation now extends into five counties including Clark, Greene, Champaigne, Miami and Madison. Having a broader base expands our diversity of investment thus increasing our opportunities for return and decreasing our dependence on any on particular economic region. This diversity is a sound approach to managing shareholder investment.

     Customers in our service areas will continue to benefit from local ownership. Security National Banks have always been hometown banks. Citizens National Bank and Third Savings have also enjoyed local ownership, and still do. Preserving this local ownership guarantees responsiveness to the community. Decisions which affect people in the community are made by people who live there, not by someone several cities or counties away. Local ownership also means that product development and financial services are designed to serve local markets, thus they are better suited to local customers.

     Employees benefit by working within a strong, stable, growing institution which is committed to them as individuals. Security Banc Corporation fosters employee development and encourages participation in decision making. We welcome the directors, management teams, and staff of Citizens National and Third Savings to the Security Banc Corporation employee group. We are proud to have them on board.

     Finally, the communities we serve benefit because of our commitment to social responsibility, a core value of our corporation. As the communities sustain us, we must in turn help sustain our communities. Preserving local ownership is the key to preserving this commitment. Security Banc Corporation strongly believes in investing in the social and cultural needs of our towns and our people. We also design our products and services to respond to our local customers. And, we know that the return on shareholder investment increases the overall wealth of our communities.

     As we look at the 1996 performance of Security Banc Corporation and its subsidiaries, The Security National Bank and Trust Co., The Citizens National Bank and The Third Savings and Loan Company, it is evident that the strategic planning and consequent decisions we are making are on the right course.

     Our current challenge is to fine tune our institutions into highly efficient and customer service driven community banks. The human resource, automation and technology tools needed to produce highly efficient operations have and will continue to be committed to each affiliate. Though additional purchases are not necessary for our continued growth, we will seek opportunities which compliment shareholder value and our strategic direction.

     We were saddened by the loss of Dwight W. Hollenbeck, a director since 1939. He resigned early in 1996 and passed away July 7, 1996. His friendship, long tenure, guidance and strong interest in this organization will be missed. Robert A. Warren, President of Hauck Bros., Inc. was appointed to fill this vacancy. Mr. Warren's business experience and community involvement have been a good addition to our organization.

     We are thankful for our success, and we extend this gratitude to our shareholders for their vision and confidence in us, our management teams for their leadership, and to our employees, especially our new members for Citizens and Third Savings, for their commitment to service and professional growth. Every member of the Security Banc Corporation family plays a vital role in carrying out the mission of the corporation. We look forward to 1997 as another year of providing outstanding service and continuing our record of outstanding performance.

MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following pages, the analysis of the financial condition and results of operations in 1996 compared to prior years is discussed by Management. The data presented in this discussion should be read in conjunction with the 1996 audited financial statements of the report.

Results of Operations Summary

     Net income advanced in 1996 to an all time high of $13,387,000. Net income has steadily increased in each of the previous five (5) years. Net income in 1996 was $13,387,000 compared to net income in 1995 of $12,707,000 and in 1994 of $11,776,000. Net income for 1996 increased $680,000 or five percent (5%) over 1995. Income per share was $2.22 in 1996, $2.11 in 1995, and $1.96 in 1994.

     Total assets grew twenty-one percent (21%) in 1996 to $816,334,000. Security Banc Corporation continued its record of excellent performance with a 1996 return on average assets of one point ninety-two percent (1.92%) and a return on average shareholder equity of fourteen point eighteen percent (14.18%). The Corporation has continued to increase cash dividends paid to our shareholders. Cash dividends paid in 1996 were $.81 per share, compared to $.73 per share in 1995. Market price per share at December 31, 1996 was $38.00 compared to $28.50 at December 31, 1995. Financial summary (Table l) recaps these measures.

Table l:  Financial Summary
Five Years Ended December 31
(000's, except per share and ratio data)        1996        1995       1994        1993         1992

        Interest and Fee Income              $ 51,891    $ 49,706    $ 44,288    $ 43,142    $ 43,653
        Interest Expense                       19,311      18,003      14,540      15,646      18,037

        Net Interest Income                    32,580      31,703      29,748      27,496      25,616
        Provision for Loan Losses               1,875         950         844       1,050       1,199
        Investment Securities Gains               362          10         316         717         554
        All Other Operating Income              5,531       5,200       5,039       4,437       4,048
        Operating Expense                      18,021      18,079      17,880      17,130      15,714

        Income Before Income Taxes             18,577      17,884      16,379      14,470      13,305
        Provision for Income Tax                5,190       5,177       4,603       3,605       3,174

        Net Income                           $ 13,387    $ 12,707    $ 11,776    $ 10,865    $ 10,131

Per Share
        Net Income                           $   2.22    $   2.11    $   1.96    $   1.82    $   1.71
        Cash Dividends Declared and Paid     $   0.81    $   0.73    $   0.66    $   0.60    $   0.54
        Year-End Book Value                  $  16.66    $  15.00    $  13.23    $  12.10    $  10.78
        Year-End Market Price                $  38.00    $  28.50    $  24.00    $  22.00    $  19.75
Selected Year-Ended Information
Total Assets                                 $816,334    $676,106    $647,712    $631,776    $587,870
Investment Securities                         190,983     183,861     198,037     218,843     190,962
Loans, Net                                    533,941     391,234     389,897     345,061     317,719
Deposits                                      667,035     555,844     535,898     533,140     497,845
Noninterest Bearing Demand Deposits           107,913     112,002     101,959      95,337      85,012
Interest Bearing Demand Deposits              122,996      97,422     102,171     111,929     112,578
Time Deposits                                 281,973     219,057     191,164     165,966     159,037
Savings                                       154,153     127,363     140,601     159,908     141,218
Shareholder's Equity                          100,794      90,237      79,502      72,306      64,018
Cash Dividends Paid                             4,545       3,740       3,376       3,321       2,985
Net Income                                   $ 13,387    $ 12,707    $ 11,776    $ 10,865    $ 10,131

Weighted Average Common Shares Outstanding      6,029       6,013       5,997       5,964       5,918
Ratios
        Return On Average Assets                 1.92%       1.95%       1.85%       1.76%       1.79%


        Return On Average Equity                14.18%      14.91%      15.30%      15.93%      16.73%
Total Capital To Total Risk Based Assets        19.74%      20.98%      20.91%      21.33%      20.20%

Net Interest Margin (Tax Equivalent Basis)       5.21%       5.46%       5.29%       5.07%       5.22%

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

     Table II, entitled Average Balance Sheets and Analysis of Net Interest Income, compares the changes in revenue and interest earning assets outstanding, and interest cost and liabilities outstanding for the years ended December 31, 1996, 1995, and 1994.

     The Corporation's net interest income on a taxable equivalent basis was $33,920,000, $33,280,000 and $31,671,000 in 1996, 1995, and 1994 respectively.
Total average earning assets increased to $650,922,000 in 1996, compared to $609,859,000 in 1995, and $598,915,000 in 1994. Earning assets are total loans, total securities, interest bearing deposits with other banks and federal funds sold. Average total loans increased $27,739,000 to $425,244,000. Average securities, interest bearing deposits with other banks, and federal funds sold increased a combined total of $13,324,000.

     Total average interest bearing liabilities increased $30,843,000 to $495,080,000 in 1996. Average time deposits increased $21,791,000. Average purchased funds increased $5,191,000. Average NOW, Money Fund and savings increased $2,143,000, $1,351,000 and $367,000, respectively.

     Average earning assets of $650,922,000 in 1996 contributed a tax equivalent interest income of $53,231,000 with a yield of eight point eighteen percent (8.18%).

     Average interest bearing liabilities of $495,080,000 in 1996 contributed interest expense of $19,311,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF STATISTICAL INFORMATION

Table II:  Average Balance Sheets and Analysis of Net Interest Income for the Years Ended December 31.

(Tax equivalent basis)

                                               1996                           1995                              1994

(000's)                                   Balance  Interest     Yield   Balance   Interest   Yield    Balance Interest     Yield

ASSETS
  Earning Assets
   Loans (1)
   Commercial 2) ..................      $182,300 $ 16,484        9.04%  $169,170  $ 15,789    9.33%  $161,442  $13,352     8.27%
   Real Estate 3) .................       146,063   12,169        8.33%   128,691    10,790    8.38%   124,182   10,083     8.12%
   Consumer 3) ....................        96,881   10,329       10.66%    99,644    10,274   10.31%    90,550    8,641     9.54%
                                         ----------------------------------------------------------------------------------------
   Total Loans ....................       425,244   38,982        9.17%   397,505    36,853    9.27%   376,174   32,076     8.53%

Investment Securities
   Taxable ........................       164,548    9,003        5.47%   150,343     8,721    5.80%   164,773    8,385     5.09%
   Tax-exempt 2) ..................        29,311    3,529       12.04%    34,460     4,103   11.91%    43,111    5,132    11.90%
                                         ----------------------------------------------------------------------------------------
   Total securities ...............       193,859   12,532        6.46%   184,803    12,824    6.94%   207,884   13,517     6.50%

Federal funds sold and interest bearing
 deposits with other banks ........        31,819    1,717        5.40%    27,551     1,606    5.83%    14,857      618     4.16%
                                         ----------------------------------------------------------------------------------------

Total earning assets ..............       650,922   53,231        8.18%   609,859    51,283    8.41%   598,915   46,211     7.72%
Nonearning assets
   Allowance for loan losses ......        (5,771)                         (5,383)                      (4,872)
   Cash and due from banks ........        27,223                          25,676                       25,522
   Premises, equipment
   and other assets ...............        25,880                          22,150                       17,105
                                         ----------------------------------------------------------------------------------------
Total assets ......................      $698,254                        $652,302                     $636,670

LIABILITIES
   Interest bearing liabilities
   Deposits
     NOW ..........................       $73,911  $ 1,437       1.94%   $ 71,768    $1,428    1.99%    $77,971   $1,529     1.96%
     Money Fund ...................        26,244      748       2.85%     24,893       622    2.50%     29,530      699     2.27%
     Savings ......................       132,769    3,322       2.50%    132,402     3,419    2.58%    153,319    3,934     2.57%
   Time Deposits
     CD's 100,000 .................        42,953    2,187       5.09%     31,619     1,703    5.39%     23,711    1,020     4.30%
     CD's 100,000 .................       186,016   10,206       5.49%    175,559     9,450    5.38%    151,459    6,543     4.32%
                                         ------------------------------------------------------------------------------------------
     Total interest bearing deposits                461,893               17,9003.88%        436,241     16,622  3.81%      435,990
   13,695 ...................... 3.14%        Purchased funds
     Federal  funds purchased and
     securities sold under agreements
     to repurchase ................       33,187     1,411       4.25%     27,996     1,381   4.93%      25,305      845     3.34%
                                         ------------------------------------------------------------------------------------------
   Total interest bearing
     liabilities ..................      495,080    19,311       3.90%    464,237    18,003   3.88%     461,295   14,540     3.15%
   Noninterest bearing demand deposits             103,989                           99,162                       95,374

   Other liabilities ..............        4,807                            3,676                         3,043
   Shareholders' equity ...........        94,378                          85,227                        76,958
                                         ------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $698,254                          $652,302                     $636,670
                                                                           ---------                  -----------
        Net interest income .......               33,920                             33,280                       31,671




        Interest rate spread ...........            4.28%                             4.53%                           4.56%
                                          ---------------------------------------------------------------------------------

        Net interest margin
                (tax equivalent basis) .            5.21%                             5.46%                            5.29%
                                          ---------------------------------------------------------------------------------

Footnote:
1) Nonaccrual loans are included in average loan balances and loan fees are included in interest income.
2) Interest income on tax-exempt investments and on certain tax-exempt commercial loans has been adjusted to a taxable equivalent basis using a marginal federal income tax rate of thirty-five percent (35%).
3) For Management Discussion and Analysis, home equity loan averages are included in the consumer loan portfolio as opposed to the real estate loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF STATISTICAL INFORMATION

Table III:  Analysis of Net Interest Income Changes

(Tax equivalent basis)

                                                                    1996 Compared to 1995
                                                                                         ---------------------
                                                                           Yield/
(000's)                                                       Volume        Rate        Mix       Total

Increase(Decrease) in Interest Income
        Loans
                Commercial ............................     $ 1,225      $  (492)     $ (38)     $   695
                Real Estate ...........................       1,457          (68)        (9)       1,380
                Consumer ..............................        (285)         350        (10)          55
                                                             -------------------------------------------------
        Total loans ...................................       2,397         (210)       (57)       2,130
                Investment Securities
                        Taxable .......................         824         (495)       (47)         282
                        Tax-exempt ....................        (613)          46         (7)        (574)
                                                             -------------------------------------------------
        Total securities ..............................         211         (449)       (54)        (292)
                Federal funds sold and interest bearing
                deposits with other banks .............         249         (119)       (18)         112
                                                             -------------------------------------------------
Total interest income change ..........................       2,857         (778)      (129)       1,950

Increase (Decrease) in Interest Expense
        Interest bearing liabilities
                NOW ...................................          43          (33)        (1)           9
                Money Fund ............................          34           87          5          126
                Savings ...............................           9         (106)        (0)         (97)
        Time Deposits
                CD's > 100,000 ........................         610          (93)       (33)         484
                CD's < 100,000 ........................         563          182         11          756
                                                             -------------------------------------------------
Total interest bearing deposits .......................       1,259           37        (18)       1,278
        Federal Funds purchased and
        securities sold under agreements
        to repurchase .................................         256         (191)       (35)          30
                                                             -------------------------------------------------
Total interest expense change .........................       1,515         (154)       (53)       1,308

Increase (decrease) in net interest
Income on a Taxable Equivalent Basis ..................     $ 1,342      $  (624)     $ (76)     $   642
Decrease in Taxable Equivalent Basis ..................                                              235
                                                                                                     ---
Net Interest Income Change ............................                                          $   877


(Tax equivalent basis)

                                                                        1995 Compared to 1994
                                                            -----------
                                                                         Yield/
(000's)                                                      Volume       Rate        Mix       Total

Increase(Decrease) in Interest Income
        Loans
                Commercial ............................     $   639      $1,716     $  82      $ 2,437
                Real Estate ...........................         366         329        12          707
                Consumer ..............................         868         695        70        1,633
                                                            -------------------------------------------
        Total loans ...................................       1,873       2,740       164        4,777
                Investment Securities
                        Taxable .......................        (734)      1,173      (103)         336
                        Tax-exempt ....................      (1,030)          1        (0)      (1,029)
                                                            -------------------------------------------
        Total securities ..............................      (1,764)      1,174      (103)        (693)
                Federal funds sold and interest bearing
                deposits with other banks .............         528         248       212          988
                                                            -------------------------------------------
Total interest income change ..........................         637       4,162       273        5,072

Increase (Decrease) in Interest Expense
        Interest bearing liabilities
                NOW ...................................        (122)         22        (2)        (102)
                Money Fund ............................        (105)         69       (11)         (47)
                Savings ...............................        (537)         25        (3)        (515)
        Time Deposits
                CD's > 100,000 ........................         340         257        86          683
                CD's < 100,000 ........................       1,041       1,610       256        2,907
                                                            -------------------------------------------
Total interest bearing deposits .......................         617       1,983       326        2,926
        Federal Funds purchased and
        securities sold under agreements
        to repurchase .................................          90         403        43          536
                                                            -------------------------------------------
Total interest expense change .........................         707       2,386       369        3,462

Increase (decrease) in net interest
Income on a Taxable Equivalent Basis ..................     $   (70)     $1,776     $ (96)     $ 1,610
Decrease in Taxable Equivalent Basis ..................                                            345
                                                                                                   ---
Net Interest Income Change ............................                                        $ 1,955



Operating Expense

     Total operating expense decreased $58,000 in 1996 to $18,021,000 compared to $18,079,000 for 1995. Salaries and employee benefits were $9,224,000 in 1996, compared to $9,191,000 in 1995. Equipment and occupancy expenses were $2,354,000, up $148,000 from the previous year. Amortization of intangibles decreased to $53,000 as compared to $71,000 for the previous year. Other operating expense decreased three point three percent (3.3%) to $6,390,000.

Loans

     Total average commercial loans increased seven point eight percent (7.8%) to $182,300,000 in 1996 yielding an average rate of nine point zero-four percent (9.04%). Average real estate loans increased thirteen point five percent (13.5%) to $146,063,000, yielding an average rate of eight point thirty-three percent (8.33%). Average consumer loans, which include home equity loans, decreased two point eight percent (2.8%) to $96,881,000, yielding an average rate of ten point sixty-six percent (10.66%).

     Under-performing assets consist of (1) non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain but the principal is currently considered fully collectible. (2) loans past due ninety
(90) days or more as to principal or interest and (3) other real estate owned. Under-performing assets as of December 31, 1996 were $6,160,000.


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

     Net charge-offs in 1996 increased to $1,669,000 from $715,000 in 1995. The provision for loan losses was $1,875,000 in 1996 and $950,000 in 1995. The allowance for loan losses at December 31, 1996 was equivalent to one point twenty-six percent (1.26%) of loans outstanding. The following table presents loan loss data for the most recent five (5) year period.

Reserve for Loan Losses Five Year History

(000's)                           1996            1995           1994            1993           1992

Balance at Jan. 1             $   5,336       $   5,101       $   4,364       $   4,310       $   4,029
Acquired allowance                1,285               0               0               4               0
Provision for loan losses         1,875             950             844           1,050           1,199
Loans charged off                (1,963)         (1,077)           (732)         (1,419)         (1,268)
Recoveries of loans
        previously
        charged off                 294             362             625             419             350
                                    -------------------------------------------------------------------
Balance at Dec. 31            $   6,827       $   5,336       $   5,101       $   4,364       $   4,310
Loans outstanding
        at Dec. 31            $ 540,768       $ 396,570       $ 394,998       $ 349,425       $ 322,029
Reserve as a
        percent of loans           1.26%           1.35%           1.29%           1.25%           1.34%
Net loan losses to
        average loans              0.39%           0.18%           0.03%           0.30%           0.30%


Liquidity and Interest Rate Sensitivity

     The Corporation's Asset/Liability Management Committee is charged with the responsibility of maintaining an adequate level of liquidity and of managing the risks associated with interest rate changes while sustaining a stable growth in net interest income. The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer loan demand and deposit withdrawals. The asset liquidity sources consist of short term marketable securities, federal funds sold, maturing loans and certificates of deposit. Interest rate management seeks to maintain a balance between steady net interest growth and the risks associated with interest rate fluctuations. The strategy is to minimize interest rate risk through the matching of the repricing period of interest earning assets and interest bearing liabilities.

     The Corporation has a net asset position of $111,614,000 at the one (1) year interval or a cumulative gap ratio of one point forty-five (1.45). This ratio indicates that in a declining interest rate environment, those assets that are due to reprice would be replaced at a decreased interest yield at a faster pace than maturing liabilities, having a negative impact on the net interest margin. In an increasing rate environment, those assets that are due to reprice would be replaced at a higher interest yield, improving the net interest margin.

Market Information

     Security Banc Corporation stock is traded in the over-the-counter market. The following table sets forth the sales prices for the common stock during the periods indicated.

                               1996             1995

        Quarter Ended   High Bid Low Bid       High Bid Low Bid



March 31 .............. $31.00  $28.50       $25.38  $24.00
June 30 ............... $35.00  $31.00       $26.25  $25.38
September 30 .......... $36.50  $35.00       $27.25  $26.25
December 31 ........... $38.00  $36.50       $28.50  $27.25

As of December 31, 1996, the Corporation had 1,582 shareholders of record. Cash dividends paid per share were $.81.

Quarterly Information

                                        First     Second       Third        Fourth
(000's) except per share data          Quarter    Quarter     Quarter       Quarter

1996
----
        Interest and fee income ...    $12,286     $12,485     $12,522     $ 14,598
        Interest expense ..........      4,607       4,575       4,539        5,590
                                       ---------------------------------------------
        Net interest income .......      7,679       7,910       7,983        9,008
        Provision for loan losses .        237         238         700          700
        Investment securities
                gains (losses) ....        358           0           5           (1)
        All other income ..........      1,351       1,317       1,339        1,524
        Operating expense .........      4,546       4,239       4,429        4,807
                                       ---------------------------------------------
        Income before income taxes       4,605       4,750       4,198        5,024
        Provision for income tax ..      1,333       1,383       1,025        1,449
        Net Income ................      3,272       3,367       3,173        3,575
Per Share
        Net Income ................       0.54        0.56        0.53         0.59
        Cash Dividends Paid .......       0.19        0.19        0.19         0.24
        Market Price ..............      31.00       35.00       36.50        38.00


1995
        Interest and fee income ...    $11,799     $ 12,519      $12,607     $12,781
        Interest expense ..........      4,151        4,499        4,636       4,717
                                       ---------------------------------------------
        Net interest income .......      7,648        8,020        7,971       8,064
        Provision for loan losses .        236          238          238         238
        Investment securities
                gains (losses) ....          0          (96)         106           0
        All other income ..........      1,212        1,191        1,305       1,492
        Operating expense .........      4,524        4,669        4,280       4,606

        Income before income taxes       4,100        4,208        4,864       4,712
        Provision for income tax ..      1,148        1,206        1,409       1,414
                                       ---------------------------------------------
        Net income ................      2,952        3,002        3,455       3,298
Per Share
        Net Income ................       0.49         0.50         0.55        0.57
        Cash Dividends Paid .......       0.17         0.17         0.17        0.22
        Market Price ..............      25.38        26.25        27.25       28.50



Report of Independent Auditors


Board of Directors
Security Banc Corporation


        We have audited the accompanying consolidated statement of condition of Security Banc Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Security Banc Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Security Banc Corporation and Citnat Bancorp (Citnat), which has been accounted for using the pooling of interests accounting method as described in Note 2 to the consolidated financial statements. We did not audit the 1995 and 1994 financial statements of Citnat, which statements reflect total assets constituting 26% for 1995 and net income constituting 15% for 1995 and 14% for 1994 of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Citnat, is based solely on the report of other auditors.

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

        In our opinion based on our audits and for 1995 and 1994 the reports of other auditors the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Banc Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






Columbus, Ohio
January 23, 1997

CONSOLIDATED STATEMENT OF CONDITION

AS OF DECEMBER 31, 1996  AND 1995 (000's)

                                                                 1996       1995
                                                                 ----       ----
ASSETS
        Cash and due from banks .......................     $ 36,527     $ 33,258
        Federal funds sold ............................       13,300       43,500
                                                            ----------------------
                Total cash and cash equivalents .......       49,827       76,758

        Interest bearing deposits with other banks ....        1,500          581
        Investments (Market value $191,970 in 1996)          190,983      183,861
                    (Market value $185,820 in 1995)

        LOANS:
                Commercial and agriculture ............      212,046      170,905
                Real Estate ...........................      234,935      132,402
                Consumer ..............................       93,787       93,263
                                                            ----------------------

                        Total Loans ...................      540,768      396,570
                                                                    ------
                        Less allowance for loan losses         6,827        5,336
                                                            ----------------------

                        Net Loans .....................      533,941      391,234

        Premises and equipment ........................        8,431        7,660
        Other Assets ..................................       31,652       16,012
                                                              ------       ------

        TOTAL ASSETS ..................................     $816,334     $676,106

LIABILITIES
        Non-interest bearing deposits .................     $107,913     $112,002
        Interest bearing demand deposits ..............      122,996       97,422
        Savings deposits ..............................      154,153      127,363
        Time deposits, $100,000 and over ..............       54,219       38,906
        Other time deposits ...........................      227,754      180,151
                                                            ----------------------

        Total Deposits ................................      667,035      555,844

        Federal funds purchased and securities
                sold under agreement to repurchase ....       43,757       26,184
        Other liabilities .............................        4,748        3,841

        TOTAL LIABILITIES .............................      715,540      585,869

SHAREHOLDERS' EQUITY
        Common Stock ($3.125 Par Value) ...............       19,658       18,673
                authorized 11,000,000 shares
                issued 6,290,617 shares, 1996
                issued 6,255,127 shares, 1995
        Surplus .......................................       21,670       20,937
        Retained Earnings .............................       62,557       53,613
        Unrealized gains ..............................          102          301
        Less: Treasury Stock ..........................        3,193        3,287
             240,600 shares



TOTAL SHAREHOLDERS' EQUITY ............................      100,794       90,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........      $816,334     $676,106

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,  AND 1994 (000's)

                                                                     1996          1995          1994
                                                                     ----          ----          ----
INTEREST AND FEE INCOME
        Loans .............................................     $   38,877     $   36,712     $   31,949
        Interest bearing deposits with other banks ........            110             42            149
        Federal funds sold ................................          1,607          1,564            469
        Investments-taxable ...............................          9,003          8,721          8,385
        Investments-tax exempt ............................          2,294          2,667          3,336
                                                                     -----          -----          -----

                Total Interest and Fee Income .............         51,891         49,706         44,288

INTEREST EXPENSE
        Deposits of $100,000 and over .....................          2,187          1,703          1,020
        Other Deposits ....................................         15,713         14,919         12,675
        Federal funds purchased and securities
                sold under agreement to repurchase ........          1,356          1,317            803
        Demand notes to U. S. Treasury ....................             55             64             42

                Total Interest Expense ....................         19,311         18,003         14,540
                                                                    ------         ------         ------

NET INTEREST INCOME .......................................         32,580         31,703         29,748
        Provision for loan losses .........................          1,875            950            844

        Net interest income after provision for loan losses         30,705         30,753         28,904

OTHER OPERATING INCOME
        Trust income ......................................          1,516          1,464          1,208
        Service charges on deposit accounts ...............          2,660          2,598          2,713
        Securities gains ..................................            362             10            316
        Other income ......................................          1,355          1,138          1,118

                Total Other Operating Income ..............          5,893          5,210          5,355

OPERATING EXPENSE
        Salaries and employee benefits ....................          9,224          9,191          8,644
        Equipment and occupancy, net ......................          2,354          2,206          2,082
        Amortization of intangibles .......................             53             71            234
        Other operating expense ...........................          6,390          6,611          6,920

                Total Operating Expense ...................         18,021         18,079         17,880
                                                                    ------         ------         ------

INCOME BEFORE INCOME TAXES ................................         18,577         17,884         16,379
        Provision for income tax ..........................          5,190          5,177          4,603
                                                                     -----          -----          -----

                NET INCOME ................................     $   13,387     $   12,707     $   11,776

PER SHARE DATA  (WHOLE DOLLARS)
        Net income ........................................     $     2.22     $     2.11     $     1.96
        Cash dividends ....................................     $     0.81     $     0.73     $     0.66

Weighted average shares outstanding .......................      6,028,847      6,012,836      5,997,389


See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,  AND 1994 (000's)

                                                                                Unrealized
                                                        Common                   Retained    gains and      Treasury
                                                         Stock      Surplus      Earnings     (losses)       Stock         Total
                                                         -----------------------------------------------------------------------

Balance at January 1, 1994 ........................     $18,478     $20,122     $ 36,886      -------      ($3,180)     $  72,306
        Adjustment to beginning balance for
                change in accounting method, net of
                income taxes of $1,167 ............           0           0            0        2,265            0      $   2,265
        Net income ................................           0           0       11,776            0            0         11,776
        Cash Dividends ............................           0           0       (3,359)           0            0         (3,359)
        Exercise of stock options .................         105         203            0            0            0            308
        Purchase of treasury stock ................           0           0            0            0         (199)          (199)
        Sale of treasury stock ....................           0           0            0            0          186            186
        Stock dividends ...........................          36         273         (309)           0            0              0
        Cash paid in lieu of fractional shares ....           0           0          (13)           0            0            (13)
        Change in unrealized gains and (losses)
                net of income taxes of $1,941 .....           0           0            0       (3,768)           0         (3,768)
                                                         -----------------------------------------------------------------------

Balance at December 31, 1994 ......................     $18,619     $20,598     $ 44,981      ($1,503)     ($3,193)     $  79,502


        Net income ................................           0           0       12,707            0            0         12,707
        Cash dividends ............................           0           0       (3,727)           0            0         (3,727)
        Exercise of stock options .................          17          41            0            0            0             58
        Purchase of treasury stock ................           0           0            0            0         (281)          (281)
        Sale of treasury stock ....................           0           0            0            0          187            187
        Stock dividends ...........................          37         298         (335)           0            0              0
        Cash paid in lieu of fractional shares ....           0           0          (13)           0            0            (13)
        Change in unrealized gains and (losses)
                net of income taxes of $971 .......           0           0            0        1,804            0          1,804
                                                         -----------------------------------------------------------------------

Balance at December 31, 1995 ......................     $18,673     $20,937     $ 53,613      $   301      ($3,287)     $  90,237


        Net income ................................           0           0       13,387            0            0         13,387
        Cash dividends ............................           0           0       (4,545)           0            0         (4,545)
        Exercise of stock options .................         111         263            0            0            0            374
        Purchase of treasury stock ................           0           0            0            0          (18)           (18)
        Tax benefits of options exercised
                 and sold .........................           0           0          102            0            0            102
        Other .....................................         874         470            0            0          112          1,456
        Change in unrealized gains and (losses),
                net of income taxes of $107 .......           0           0            0         (199)           0           (199)
                                                         -----------------------------------------------------------------------


Balance at December 31, 1996 ......................     $19,658     $21,670     $ 62,557      $   102      ($3,193)     $ 100,794


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,  AND 1994 (000's)

                                                                      1996         1995        1994
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
        Net Income .............................................   $  13,387    $  12,707    $ 11,776
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                Depreciation ...................................         903          879         819
                (Gain)/Loss on sale of the following:
                        Investment Securities available for sale        (361)         (10)       (316)
                        Investment Securities held to maturity .          (1)           0           0
                        Other Assets ...........................         (32)           8         (11)
                Provision for loan losses ......................       1,875          950         844
                Amortization and accretion, net ................         829       (1,508)      1,328
                Amortization and core deposit intangible .......          53           71         234
                Change in other operating assets and
                        liabilities, net .......................       2,118       (1,078)     (4,241)
                                                                       -----       ------      ------

                        Total Adjustments ......................       5,384         (688)     (1,343)
                                                                   ------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES ..............   $  18,771    $  12,019    $ 10,433


Cash Flows From Investing Activities:
        Net (increase) decrease in interest bearing deposits
        with other banks .......................................      (2,380)         651       3,057
        Proceeds from maturities and sales of:
                Investment securities available for sale .......     147,536      247,858      58,131
                Investments held to maturity ...................       7,732        9,943       9,461
        Purchase of:
                Investment securities available for sale .......    (148,238)    (239,017)    (18,465)
                Investment securities held to maturity .........      (3,084)        (326)    (31,615)
        Increase in loans ......................................     (17,212)      (2,652)    (47,563)
        Proceeds from sale of other assets .....................       1,818          381       1,906
        Capital expenditures ...................................        (440)        (890)       (902)
        Net cash used in acquisition ...........................     (38,190)           0           0
        Purchase of life insurance policies ....................      (2,831)        (326)       (325)
        Proceeds from surrender of life insurance policies .....         783          ---         ---
                                                                   ------------------------------------

        NET CASH USED IN INVESTING ACTIVITIES ..................     (54,506)      15,622     (26,315)


Cash Flows from Financing Activities:
        Net decrease in demand deposits, NOW accounts and
                savings accounts ...............................      (4,104)      (7,946)    (22,441)
        Net (decrease) increase in certificates of deposit .....      (1,506)      27,892      25,199
        Net increase (decrease) in short-term borrowed fund ....       1,440       (2,440)      4,963
        Net purchase and sale of treasury stock ................         (18)         (94)        (13)
        Dividends paid .........................................      (4,545)      (3,740)     (3,376)
        Proceeds from exercise of stock options ................         475           58         308
        Cash provided from acquisition .........................      17,062          ---         ---
                                                                   ------------------------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES ..............       8,804       13,730       4,640


Net (decrease) increase in cash and cash equivalents ...........     (26,931)      41,371     (11,242)



Cash and cash equivalents at beginning of year .................      76,758       35,387      46,630
                                                                   ------------------------------------
Cash and Cash Equivalents at End of Year .......................   $  49,827    $  76,758    $ 35,388

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996
1. Organization

     Security Banc Corporation ("Security" or "the Company") is a bank holding company headquartered in Springfield, Ohio. The Company's principal subsidiaries, Security National Bank and Trust Co., Citizens National Bank, and Third Savings and Loan Company are located in Central Ohio and are engaged in general commercial banking and trust business.

Summary of Significant Account

     Policies The accounting and reporting policies of Security conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A description of the significant accounting policies is presented below:

Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated. The consolidated financial statements have been prepared to give retroactive effect to the September 30, 1996 merger with CitNat (Citizens National Bank), which was accounted for as a pooling-of-interests. Certain prior year amounts have been reclassified to conform with the current year presentation.


Investment Securities

     Securities held to maturity and available for sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when Security Banc Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

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

     The company has adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement did not have a material impact on Security Banc Corporation's financial statements.

Allowance for Possible Loan Losses

     The allowance for possible loan losses is available for loan charge-offs. The adequacy of the allowance is based on Management's continuous evaluation of key factors in the loan portfolio with consideration given to current economic conditions and past charge-off experience.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of premises and equipment is determined using the straight-line method over the estimated lives of the respective assets. Maintenance and repairs are charged to expense as incurred while renewals and betterments are capitalized.

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

     Interest paid by Security in 1996, 1995, and 1994 was $19,035,000, $18,584,000 and $13,430,000, respectively.

 Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalent and interest bearing deposits with other banks:
The carrying amounts reported in the balance sheet for cash and short term instruments approximate those assets' fair values.

     Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial, agricultural and consumer) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     Off balance sheet instruments: The carrying amounts reported for Security Banc Corporation's off balance sheet (letters of credit and lending commitments) approximate those assets' fair value.

     Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed term money market accounts approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short term borrowings: The carrying amounts of federal funds purchased and securities sold under agreement to repurchase approximate their fair values.

2.      Acquisitions
Third Financial Corporation

     On October 21, 1996, the company acquired all of the outstanding shares of Third Financial Corporation for $41 million. The acquisition was funded with existing cash. The results of Third Financial Corporation's operations have been combined with those of the Company since the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities/equity assumed was $162 million and $150 million respectively. The balance of the purchase price, $12 million, was recorded as excess of cost over net assets acquired (goodwill) and other identified intangibles and is being amortized over approximately twenty-five years on a straight line basis.

     The following table reflects unaudited pro forma combined results of operations of the Company and Third Financial Corporation on the basis that the acquisition had taken place and was recorded at the beginning of the fiscal year for each of the periods presented:

                                                        1996            1995
(000's)--------------------------------------------------------------------------
Net Interest Income ......................         $   35,796         $   35,668
Net Income ...............................         $   12,962         $   12,663
Net Income per Common Share ..............         $     2.15         $     2.11

Weighted Shares Outstanding ..............          6,028,847          6,012,836

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1995 or at the beginning of 1996 or future operations of the combined companies under the ownership and management of the Company.

CitNat Bancorp, Inc.

     On September 30, 1996, the Company merged with CitNat Bancorp, Inc., a $140 million bank holding company headquartered in Ohio, in a transaction accounted for as a pooling of interest. Security Banc Corporation issued 907,893 shares of common stock to the shareholders of CitNat Bancorp, Inc. based upon an exchange ratio of 2.1842437 shares of Security Banc Corporation common stock for each outstanding share of CitNat common stock.

Separate results of operations for Security Banc Corporation and CitNat Bancorp, Inc. follow:

                                            Nine Months Ended
                                            September 30, 1996 For the calendar Year
(000's)                                       (Unaudited)     1995         1994
Net interest income
        Security ........................      $18,919      $25,551      $23,882
        CitNat ..........................      $ 4,653      $ 6,152      $ 5,866
                                               -------      -------      -------
        Combined ........................      $23,572      $31,703      $29,748

Net income
        Security ........................      $ 8,444      $11,082      $10,304
        CitNat ..........................      $ 1,368      $ 1,625      $ 1,472
                                               -------      -------      -------
        Combined ........................      $ 9,812      $12,707      $11,776

Net income per common share
        Security ........................      $  1.65      $  2.17      $  2.03
        CitNat ..........................      $  3.50      $  4.08      $  3.73
        Combined ........................      $  1.63      $  2.11      $  1.96

3.      Accounting Changes

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairments. The Statement prescribes when assets should be reviewed, how to determine impairment, and what financial disclosures are necessary.

     Additionally, Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired.

     Both of the Statements were effective for 1996 and neither of these pronouncements had a material impact on the financial statements.

4.      Reserve Balance Requirements

     The Company's subsidiaries are required to maintain certain daily cash and due from bank reserve balances in accordance with regulatory requirements. The balances maintained under such requirements were $10,331,000 at December 31, 1996 and $10,086,000 at December 31, 1995.

5.      Investment Securities

     The following table lists the book value and market value of debt securities and other investments as of December 31.

(000's)                                                                          1996
                                                                                 ----
                                                                            Gross   Gross
                                                                        Unrealized Unrealized Market
                                                                 Cost       Gains   Losses     Value
Available for Sale Investments
        Debt Securities
                U. S. Treasury ..............................  $136,147    $   49    ($176)    $136,020
                U. S. Government Agencies
                   and Corporations .........................    15,385        71      (37)      15,419
                Corporate Bonds .............................     1,452        12        0        1,464
                Mortgage Back Securities ....................     2,388         8       (9)       2,387
                                                               ----------------------------------------
        Total Debt Securities ...............................   155,372       140     (222)     155,290
                Equity Securities ...........................       251       234        0          485
                                                               ----------------------------------------
Total Available for Sale Investments ........................   155,623       374     (222)     155,775
                                                               ========================================

Held to Maturity Investments
        Debt Securities
                State and Political Subdivisions ............    28,530       919      (12)      29,437
                Mortgage Back Securities ....................     4,010       134      (54)       4,090
                                                               ----------------------------------------
        Total Debt Securities ...............................    32,540     1,053      (66)      33,527
                Federal Reserve Stock and Other .............     2,668         0        0        2,668
                                                               ----------------------------------------
        Total Held to Maturity Investments ..................  $ 35,208    $1,053    ($ 66)    $ 36,195
                                                               ========================================


     The market value of the available for sale investments ($155,775,000) plus the cost of the held to maturity investments ($35,208,000) is the total investments carrying value of $190,983,000.

(000's)                                                             1995
                                                                    ----
                                                               Gross   Gross
                                                            Unrealized Unrealized  Market
                                                      Cost       Gains    Losses     Value
Available for Sale Investments
        Debt Securities
                U. S. Treasury .................    $127,824    $  361    $  0     $128,185
                U. S. Government Agencies
                   and Corporations ............      15,794        85     (35)      15,844
                Corporate Bonds ................       2,204        39      (3)       2,240
                                                    ---------------------------------------
        Total Debt Securities ..................     145,822       485     (38)     146,269
                Equity Investments .............       1,450        13       0        1,463
                                                    ---------------------------------------
        Total Available for Sale Investments ...     147,272       498     (38)     147,732
                                                    =======================================

Held to Maturity Investments
        Debt Securities
                U. S. Treasury .................         605         5      (4)         606
                State and Political Subdivisions      32,517     1,944     (18)      34,443
                Mortgage Back Securities .......       1,468        36      (4)       1,500
                                                    ---------------------------------------
        Total Debt Securities ..................      34,590     1,985     (26)      36,549
                Federal Reserve Stock and Other        1,539         0       0        1,539
                                                    ---------------------------------------
        Total Held to Maturity Investments .....    $ 36,129    $1,985    ($26)    $ 38,088
                                                    =======================================



The market value of the available for sale investments ($147,732,000) plus the cost of the held to maturity investments ($36,129,000) is the total investments carrying value of $183,861,000.

     The following table summarizes the cost and market value of debt securities at December 31, 1996 and 1995 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


(000's)                                       1996                     1995
                                              ----                     ----
                                                   Market                   Market
                                        Cost       Value        Cost        Value
Available for Sale Investments
        Due in one year or less ..    $135,029    $134,926    $ 71,447    $ 71,528
        Due after one year and
          through five years .....      16,460      16,480      74,375      74,741
        Due after five years and
           through ten years .....       1,495       1,497           0           0
                                         ------------------------------------------
                                       152,984     152,903     145,822     146,269
        Mortgage Backed Securities       2,388       2,387           0           0
                                         ------------------------------------------
Total available for
   sale investments ..............    $155,372    $155,290    $145,822    $146,269

Held to Maturity Investments
        Due in one year or less ..    $ 13,894    $ 14,106    $  6,088    $  6,197
        Due after one year and
          through five years .....      12,318      12,777      23,929      25,465
        Due after five years and
          through ten years ......       2,258       2,488       2,908       3,178
        Due after ten years ......          60          66         197         209
                                         ------------------------------------------
                                        28,530      29,437      33,122      35,049
Mortgage backed securities .......       4,010       4,090       1,468       1,500
                                         ------------------------------------------
Total  Held to Maturity
    Investments ..................    $ 32,540    $ 33,527    $ 34,590    $ 36,549

     Proceeds from sales of investments available for sale in 1996 were $120,682,000. Proceeds from sales of investments held to maturity in 1996 were $1,399,000. Gross gains on investments available for sale in 1996 were $372,000. Gross losses recognized on investments available for sale in 1996 were $0. Gross gains on investments held to maturity were $6,000 in 1996. Gross losses recognized on investments held to maturity in 1996 were $16,000. Proceeds from sales of investments available for sale in 1995 were $190,648,000. Proceeds from sales of investments held to maturity in 1995 were $0. Gross gains on investments available for sale in 1995 were $254,000. Gross losses recognized on investments available for sale in 1995 were $244,000. Proceeds from sales of investments available for sale were $31,402,000 in 1994. Gross gains on investments available for sale were $326,000 in 1994. Gross losses recognized on investments available for sale in 1994 were $10,000. Proceeds from investments held to maturity in 1994 were $0.


     The following table summarizes investment income for the years ended
December 31.

 (000's)                                              1996      1995      1994
                                                      ------------------------
U. S. Treasury Available for sale .............    $ 7,715    $ 7,222    $ 6,568
U. S. Treasury Held to Maturity ...............         17         49        180
U. S. Government Agencies and Corporations ....        981      1,133      1,401
States and Political Subdivisions .............      2,294      2,667      3,335
Federal Reserve stock and other ...............        290        317        237
        Total .................................    $11,297    $11,388    $11,721


     Securities with a carrying value of $109,031,000 at December 31, 1996, and $88,279,000 at December 31, 1995, were pledged to secure deposits and repurchase agreements.

6.      Loans

Loans as of December 31, by various categories are as follows:

(000's)                                                    1996      1995
Loans secured by real estate:
        Construction and land development ..........    $ 15,179    $  7,766
        Secured by farmland ........................      10,217       7,680
        Secured by residential properties ..........     242,900     146,074
        Secured by nonresidential properties .......      50,063      33,734
Loans to finance agricultural production ...........      19,712      18,646
Commercial and industrial loans ....................      98,695      78,338
Loans to individuals for household, family and other      97,401     100,564
Tax exempt obligations .............................       5,355       2,866
Other loans ........................................         898         902
Lease financing ....................................         348           0
                                                        --------------------
TOTAL LOANS ........................................    $540,768    $396,570


     Nonperforming loans totaled $6,124,000 and $4,504,000 at December 31, 1996 and 1995, respectively. Nonaccrual loans included in these amounts totaled $4,123,000 and $2,772,000 at December 31, 1996 and 1995, respectively. Interest income not recorded on these loans was $436,000 in 1996 and $251,000 in 1995.


     The following table presents the aggregate amount of loans outstanding to directors and executive officers (including their related interests) as of December 31, 1996 and December 31, 1995, and an analysis of activity in such loans during 1996. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons. These loans do not involve more than normal risk of collectibility or any other unfavorable features.

(000's)
Balance, December 31, 1995 ..........   $4,556
        New Loans ...................   10,900
        Repayments ..................    9,786



        Net increase due to Change in Executive Officer/Director Status        339
                                                                               ---
Balance, December 31, 1996 ................................................ $6,009

7.      Allowance for Loan Losses

     A summary of the activity in the allowance for loan losses is shown in the following table.

(000's)                                     1996           1995           1994
                                            ----------------------------------

Balance - beginning of year .......       $ 5,336        $ 5,101        $ 4,364
Acquired allowance ................         1,285              0              0
        Charge-offs ...............        (1,963)        (1,077)          (732)
        Recoveries ................           294            362            625
Net charge-offs ...................        (1,669)          (715)          (107)
Provision for loan losses .........         1,875            950            844
Balance - end of year .............       $ 6,827        $ 5,336        $ 5,101

8.      Premises and Equipment

Premises and Equipment as of December 31, are summarized in the following table.

(000's)                                                       1996          1995
                                                              ----          ----

Land .................................................      $ 1,534      $ 1,325
Buildings ............................................        9,652        7,855
Equipment ............................................        7,948        7,193
                                                            --------------------
Total premises and equipment .........................       19,134       16,373
Less:  Accumulated depreciation and amortization .....       10,703        8,713
                                                            --------------------
Net premises and equipment ...........................      $ 8,431      $ 7,660

9.      Federal Funds Purchased and Securities
        Sold Under Agreement to Repurchase

The following table is a summary of short-term borrowings at December 31:

(000's)                                                      1996        1995
                                                             ----        ----

Federal funds purchased ..............................      $12,974      $    75
Securities sold under agreement to repurchase ........       29,575       24,989
Demand note due U. S. Treasury .......................        1,208        1,120
        Total ........................................      $43,757      $26,184


     Securities sold under repurchase agreements represent borrowings with overnight maturities. The following table is a summary of securities pledged against the securities sold under agreement to repurchase contracts as of December 31:

(000's)                                       1996                  1995
                                              ----                  ----
                                         Book      Market      Book       Market

U. S. Government Securities ........    $46,657    $46,592    $47,096    $47,247

10.     Advances from FHLB

     The Company had advances from the Federal Home Loan Bank ("FHLB") of $5,000,000 due in 1997 at variable interest rates on December 31, 1996. The Company also had advances from the FHLB on December 31, 1996 of $6,574,000 due on various dates through 2008, at adjustable and fixed rates ranging from 6.55% to 7.40%.

Real estate loans of $17,390,000 at December 31, 1996, collateralize FHLB advances.

11.     Commitments and Contingent Liabilities

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

     Unfunded loan commitments and unused lines of credit as of December 31, 1996 were $115,361,000. The aggregate amount of outstanding letters of credit was $1,452,000 at December 31, 1996. No significant losses are anticipated as a result of these commitments.

12.     Income Tax

The components of income tax expense are:

(000s)                                            1996         1995       1994
                                                  ----         ----       ----

Federal income taxes currently payable ....     $ 5,297      $ 5,330      $4,572
        Deferred tax provision ............        (107)        (153)         31
Total income tax expense ..................     $ 5,190      $ 5,177      $4,603

A reconciliation of income tax expense at the statutory rate to income tax expense at the company's effective rate is as follows:

(000s)                                            1996         1995        1994

Computed tax at the statutory rate .........    $ 6,316     $ 6,236     $ 5,569
Tax effect of tax free income and
        non-deducible interest expense .....       (921)     (1,018)     (1,152)
        Other ..............................       (205)        (41)        186
                                                   -----------------------------
        Income Tax Expense .................    $ 5,190     $ 5,177     $ 4,603

     Income taxes paid were $5,285,000, $4,778,000 and $3,730,000 in 1996, 1995, and 1994, respectively. Income tax expense associated with security gains was $123,000 in 1996, $3,500 in 1995, and $107,000 in 1994.

     Significant components of the Corporation's deferred tax assets and liabilities at December 1996 and 1995 are as follows:

                                                      1996             1995
                                                      ----             ----
Deferred Assets
        Allowance for loan losses ..........      $ 1,472,143       $ 1,389,154
        Mark to Market adjustment ..........          (52,000)         (120,472)
        Other ..............................          434,745           454,042
        Total deferred assets ..............        1,854,888         1,722,724

Deferred Liabilities
        Employee benefits ..................          154,195           200,457
        Depreciation .......................          239,492           244,574
        Other ..............................          201,369           165,926
        Total deferred liabilities .........          595,056           610,957
Net deferred assets ........................      $ 1,259,832       $ 1,111,767

13.     Stock  Options

     Security sponsors non-qualified and incentive stock option plans covering key employees. Approximately 240,000 shares have been authorized under the plans, 5,520 shares of which were available at December 31, 1996 for future grants. All options granted have a maximum term of 10 years. Options granted vest ratably over five years.

     Security has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Security employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Security stock option activity and related information for the periods ended December 31, 1996, and December 31, 1995, is summarized in the following table:

                                        1996                    1995    1              1994
                                        ----                    ----    -              ----

                                             Weighted-               Weighted-               Weighted-
                                              Average                Average                 Average
                                             Exercise                Exercise                Exercise
                                Options        Price   Options        Price    Options        Price
Outstanding at beginning
        of period ..........     83,766        $12.72   89,116        $12.72   122,780        $12.72
Granted ....................     58,000         33.00      ---           ---      ----           ---
Exercised ..................    (35,490)        10.52   (5,350)        10.80   (33,664)         9.17
Forfeited/Expired ..........     (9,320)        10.16     ----           ---       ---           ---
Outstanding at end of period     96,956         24.85   83,766         12.72    89,116         12.72
Exercisable end of period ..     36,796        $24.85   69,846        $12.72    72,756       $ 12.72
Weighted average fair
        value of options ...                    $4.28                  $4.28                     ---

     Exercise prices for options outstanding as of December 31, 1996, ranged from $8.12 to $33.00. The weighted average remaining contractual life of these options is seven (7) years.


     The fair value of the options presented above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively; risk free interest rates of 5.25%; dividend yields of 2.67%; volatility factors of the expected market price of Security common stock of .037 and a weighted average expected option life of seven (7) years. Because the effect of applying Statement 123's fair value method to stock options results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income, pro forma information has not been provided.

14.     Retirement Plans

     Security Banc Corporation has a non-contributory defined benefit pension plan that covers all employees who have reached the age of twenty-one (21) and have one thousand (1,000) hours of service during their anniversary year. The amount of the benefit is determined pursuant to a formula contained in the retirement plan which, among other things, takes into account the employee's average earnings in the highest sixty (60) consecutive calendar months. Accrued benefits are fully vested after five (5) years of service. For eligibility and vesting purposes, employees will be given credit for service at the former CitNat Bancorp, Inc. and Third Financial Corporation. Security Banc Corporation's funding policy is to make annual contributions to the plan which at least equals the minimum required contributions.

Disclosure of net periodic Pension cost for 1996, 1995, and 1994 is as follows:

(000's)                                           1996       1995       1994
       -----------------------------------------------------------------------
Service cost-benefit earned during the period    $ 277     $   275     $ 263
Interest cost on projected benefit obligation      479         467       463
Actual (return) on plan assets ..............     (940)     (1,263)      187
Net amortization and deferral ...............      359         795      (746)
                                                   ---         ---      ----
        Net pension expense .................    $ 175     $   274     $ 167

The following table sets forth the plan's funded status and amount recognized in Security Banc Corporation's consolidated statement of condition as of December 31, 1996 and 1995.

(000's)                                                                1996        1995
                                                                       ----------------
Reconciliation of funded status:
Projected benefit obligation ....................................    ($6,632)    ($6,497)
Plan assets at fair value .......................................      7,322       6,761
                                                                       -----       -----
Plan assets in excess (deficient) of projected benefit obligation        690         264
Unrecognized prior service cost .................................        (17)        (18)
Unrecognized net (gain) loss due to experience
        different from assumptions made .........................        (43)        354
Initial transition asset being recognized over 15 years .........       (214)       (257)
                                                                       -----       -----
        Prepaid pension cost included in other assets ...........    $   416     $   343

(The Accumulated Benefit Obligation including the vested benefit obligation is $4,769,373.)



Assumptions used in accounting for the Plan were:

(000's)                                         1996           1995           1994
      -----------------------------------------------------------------------------
Settlement rate ...................             7.5%           7.5%           7.5%
Return on assets ..................             8.0%           8.0%           8.0%
Salary growth .....................             4.5%           4.5%           4.5%

Plan assets consist of U. S. Treasury notes and bonds and common stock equities.

15.     Profit Sharing Plan

     During the year, the company had three profit sharing plans. The plan covering employees of the former CitNat Bancorp, Inc. and Third Financial Corporation will be merged into the Security National Bank plan effective January 1, 1997, employees of the subsidiaries will be eligible to participate in the Security National Bank Plan upon meeting plan eligibility requirements. For eligibility and vesting purposes, employees will be given service credit for service at the former CitNat Bancorp, Inc. and Third Financial Corporation.

     All employees of Security National Bank become eligible participants in the plan when they have completed one (1) year of eligibility service; have worked at least five hundred (500) hours and are at least age twenty-one (21). Eligible participants may make contributions to the plan by deferring up to fifteen percent (15%) of their annual earnings.

     The Board of Directors of Security National Bank annually determine the bank's matching contribution to the plan. For the plan year ended December 31, 1996 and December 31, 1995, the matching contribution was fifty percent (50%) of the employee's contribution up to the first six percent (6%) of annual earnings contributed by the participant.

     Employee contributions are one hundred percent (100%) vested immediately. The bank's matching contributions are vested at twenty percent (20%) for each year of eligibility service, based on five (5) year vesting schedule.

     The contribution by the Companies for all three plans for 1996, 1995, and 1994 was $208,000, $209,000, and $205,000, respectively.

16.     Parent Company and
        Regulatory Restrictions

     Dividends paid by the Company's subsidiaries are subject to various legal and regulatory restrictions. In 1996, the subsidiaries paid $27 million in dividends to the parent company.

     The subsidiaries can initiate dividend payments in 1997 of $6 million, plus an additional amount equal to their net profits, as defined by statute, up to the date of any such dividend declared.

     Separate parent company financial statements for operating activities and cash flows are not presented. The financial statements of the Banks have essentially mirrored the Companies' activities in each of the three years presented.

The condensed parent company balance follows:

Balance Sheets                                                 December 31
(000's)                                                           1996
Assets
        Investments in:
        Subsidiary banks ................................        $100,542
        Other Assets ....................................             252
Total assets ............................................        $100,794

Stockholders' equity ....................................        $100,794

17.     Capital Ratios

     The following table reflects various measures of capital at December 31, 1996 and December 31, 1995.

                                                1996                  1995
                                                ----                  ----
(000's)                                    Amount   Ratio        Amount     Ratio

Total equity(1) .....................    $100,794   19.74%      $90,237    20.98%
Tier 1 capital(2) ...................      88,470   17.33%       90,104    20.94%
Total risk-based capital (3) ........      94,858   18.58%       94,865    22.05%
Leverage (4) ........................      88,470   10.83%       90,104    13.48%

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available-for-sale.

(2) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available-for-sale; computed as a ratio to risk-adjusted assets as defined.

(3) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined.

(4) Tier 1 capital computed as a ratio to average total assets less certain intangibles.

     The Corporation's Tier 1, total risk-based capital and leverage ratios are well above both the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively, and the well-capitalized levels of 6.00%, 10.00%, and 5.00%, respectively.

     At December 31, 1996, all of the Corporation's subsidiary financial institutions met the well-capitalized levels under the capital definitions prescribed in the FDIC Improvement Act of 1991.

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

     The estimated fair values of the bank's financial instruments not disclosed elsewhere are as follows:

(000s)                                       1996                  1995
                                             ----                  ----
                                    Carrying      Fair     Carrying      Fair
                                      Value       Value      Value       Value

LOANS
Commercial and Agriculture .....    $212,046    $210,456    $170,905    $169,709
Real Estate ....................     234,935     233,831     132,402     133,660
Consumer .......................      93,787      94,622      93,263      93,179

DEPOSITS
Non-Interest Bearing
Deposits .......................    $107,913    $107,913    $112,002    $112,002
Interest Bearing
Demand Deposits ................     122,996     122,996      97,422      97,422
Savings Deposits ...............     154,153     154,153     127,363     127,363
Time Deposits ..................     281,973     284,398     219,057     220,459

SECURITY BANC CORPORATION

DIRECTORS

     Harry O. Egger
       Chairman of the Board President, and Chief Executive Office
     Larry D. Ewald
       President, Process Equipment Company
     Larry E. Kaffenbarger
       President, Kaffenbarger Truck Equipment Co.
     Richard E. Kramer
       President and Chief Executive Officer, Fulmer Supermarkets, Inc. Kenneth F. Rupp, Jr.
       President and Chief Executive Officer Third Savings
     Jane N. Scarff
       Vice President, Scarff Nursery, Inc.
     W. Dean Sweet
       Chief Executive Officer, Sweet Manufacturing Company
     Thomas J. Veskauf
       Partner: Gorman, Veskauf, Henson & Wineberg, Attorneys-at-Law Chester L. Walthall
       President, Heat-Treating, Inc
     Robert A. Warren
       President, Hauck Bros., Inc.
     James R. Wilson
       President and Chief Executive Officer, Citizens National Bank

Directors Emeritus:
     Robert B. Gordon
     Roger W. Kadel
     Fred R. Leventhal
     Paul L. Robe

OFFICERS
     Harry O. Egger
       Chairman of the Board, President, and Chief Executive
     William C. Fralick
       Vice President
     Glenda S. Greenwood
       Vice President
     Daniel M. O'Keefe
       Vice President
     J. William Stapleton
       Vice President

CITIZENS NATIONAL BANK

DIRECTORS
     Leroy Blazer
       Consultant
     Dr. Walter Bumgarner
       Doctor of Veterinary Medicine
     Grover C. Foulk
     Farmer
     Henry W. Houston
     Attorney-at-Law
     John G. Kagamas
     Chairman of the Board, Citizens National Bank
  Robert B. McConnell
     President, Desmond-Stephan Mfg., Co.
    Charles R. Saxbe
     Attorney-at-Law
    Charles E. Stadler
     Farmer
    Ronald L. Welch
     Farmer
    James R. Wilson
     President and Chief Executive Officer, Citizens National Bank
    John Wing
     Farmer

OFFICERS

    James R. Wilson
     President and Chief Executive Officer
    Richard M. Anderson
     Senior Vice President
    Tim Bunnell
      Vice President and CFO
    Steven Glock
      Vice President
    Judith A. Markin
      Vice President
    Max Coates
      Vice President
    Stephen Mast
      Assistant Vice President
    Mary Andrews Mitchell
      Assistant Vice President
    Rick McCain
      Auditor
    Mary L. Beatty
      Customer Service Administrator

SECURITY NATIONAL BANK

DIRECTORS
   Harry O.Egger
    Chairman of the Board, President, and Chief Executive Officer
   Larry D. Ewald
    President, Process Equipment Company
   Larry E. Kaffenbarger
    President, Kaffenbarger Truck Equipment Co
   Richard E. Kramer
    President and Chief Executive Officer, Fulmer Supermarkets, Inc. Jane N. Scarff
    Vice President, Scarff Nursery, Inc.
   W. Dean Sweet
    Chief Executive Officer, Sweet Manufacturing Company
   Thomas J. Veskauf
    Partner: Gorman, Veskauf, Henson & Wineberg, Attorneys-at-Law
   Chester L. Walthall
    President, Heat-Treating, Inc.
   Robert A. Warren
    President, Hauck Bros., Inc.

OFFICERS
Harry O. Egger
  Chairman of the Board, President, and Chief Executive Officer
  Loans
    William C. Fralick
       Vice President
    Business
    Jeffrey A. Darding
       Vice President
    Norman D. Filburn
       Vice President
    James E. Leathley
       Vice President
    Gary L. Linn
       Vice President
    Janet L. Sandifer
       Vice President
    Michael B. Warnecke
       Vice President
    Merrill E. Wells
       Vice President
    Thomas A. Goodfellow
       Assistant Vice President
    Peter W. Foreman
       Business Loan Officer
    Real Estate
    Gary J. Seitz
       Mortgage Banking Officer
    Personal
    Steve D. Hopkins, Jr.
       Vice President
    Ernest R. Picklesimer
      Assistant Vice President
    H. Lew Eblin
      Credit Adjustment Manager
  Management Services
    Allan W. Macbeth
      Vice President
    Charles E. Imel
     Director of Operations

Financial Services
 J. William Stapleton
    Vice President
    Thomas L. Miller
    Controller
    Sharon K. Boysel
    Accounting Officer
 Human Resources
    Thomas L. Locke
    Director of Human Resources
 Trust
 Daniel M. O'Keefe
    Vice President
    James A. Kreckman
    Vice President
    Richard O. Matthies
    Vice President
    Clarence Espen, Jr.
    Assistant Vice President
    Mary L. Goddard
    Trust Officer
    Margaret E. Thornton
    Trust Officer
    Terri L. Wyatt
    Trust Operations Officer
Audit
    Margaret A. Chapman
    Auditor
Compliance
    Margaret L. Foley
Compliance Officer
    Marketing/Retail
    Glenda S. Greenwood
     Director of Retail Services/Marketing
     William A. Creed
      Vice President
     C. Alan Bobo
      Assistant Vice President -Manager
     Karen S. Gibson
      Assistant Vice President -Manager
     Gregg E. Hebrank
      Assistant Vice President-Manager
     Barbara S. Hennigan
      Assistant Vice President-Manager
     John W. Cole
      Branch Manager
     Martha E. Graham
      Branch Manager
     Janet R. Heck
      Branch Manager
     Judith A. Hopkins
      Branch Manager
     Joanna S. Jaques
      Branch Manager
     Larry A. Motter
      Branch Manager
     Joyce E. Sheridan
      Branch Manager
     Linda R. Swank
       Branch Manager

THIRD SAVINGS

DIRECTORS
  Richard N. Adams, PhD.
    Miami County Commissioner
  Robert M. Baird
    President, Baird Funeral Home
  Scott A. Gabriel
    Executive Vice President, Third Savings
  Samuel H. Heitzman
    Chairman of the Board, Third Savings
  Dr. Douglas D. Hulme
    Veterinarian
  Robert L. Roberts
    General Manager Pioneer Rural Electric
  W. Samuel Robinson
    CPA: Murray, Wells, Wendeln & Nolan
  Kenneth F. Rupp, Jr.
    President and Chief Executive Officer

OFFICERS
Kenneth F. Rupp, Jr.
 President and Chief Executive Officer
Scott A. Gabriel
 Executive Vice President and Treasurer
Craig C. Bundschuh
 Senior Vice President and Secretary
Gary L. Enz
 Senior Vice President
Ronald A. MacDonald
 Vice President
Stephen W. Vallo
 Vice President
Dean F. Brewe
 Assistant Vice President
Helen E. Brown
 Assistant Vice President
Teresa A. Mayo
 Assistant Vice President
Thomas G. Rhoades
 Assistant Vice President
Judith V. Wallace
 Assistant Vice President
Edward E. Duncan
 Assistant Vice President Regulator Compliance
Annette M. Ryan
 Assistant Vice President -Loan Processing Manager
Vivian J. Bausman
 Collection Manager

SECURITY BANC CORPORATION
SPRINGFIELD, OHIO

                            SECURITY BANC CORPORATION
               40 South Limestone Street, Springfield, Ohio 45502





                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS




TO OUR SHAREHOLDERS:

     The Annual Meeting of Shareholders of Security Banc Corporation will be held at the Clark State Performing Arts Center, Turner Studio Theater, 300 South Fountain Avenue, Springfield, Ohio 45502, on Tuesday, April 15, 1997 at 1:00 p.m. for the purpose of considering and voting upon the following matters.

     1. To elect three directors of Class III to serve until the Annual Meeting of Shareholders in 2000 or in the case of each director until his successor is duly elected and qualified.

     2. To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.


     The Board of Directors has fixed the close of business on February 28, 1997 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. All shareholders are cordially invited to attend the meeting in person. However, if you do not expect to attend the meeting in person, please fill in, date, sign, and return the enclosed Proxy Card.





By Order of the Board of Directors

J. William Stapleton
Executive Vice President/Secretary

Springfield, Ohio
March 14, 1997

                            SECURITY BANC CORPORATION

                                 PROXY STATEMENT

               40 South Limestone Street, Springfield, Ohio 45502
                                 March 14, 1997
                                 (Mailing Date)


SOLICITATION AND REVOCABILITY OF PROXIES

      The enclosed form of proxy is being solicited on behalf of the Board of Directors of Security Banc Corporation for use at the Annual Meeting of Shareholders and any adjournment thereof. The Annual Meeting will be held on Tuesday, April 15, 1997, at the time and place for the purposes set forth in the accompanying Notice of Annual Meeting of Shareholders. Shares represented by properly executed proxies, if such proxies are received in time and not revoked, will be voted at such meeting in accordance with any specifications thereon. Any proxy may be revoked at any time before it is exercised by receipt of later proxy, by receipt by the secretary of a revocation or by ballot at the meeting.

      The persons named as proxies were selected by the Board of Directors of the Corporation. No officer or employee of the Corporation was named as proxy.

      The cost of the solicitation of proxies will be borne by the Corporation. In addition to using the mail, proxies may be solicited by personal interview, telephone and wire. Officers and regular employees of the Corporation and its subsidiaries will not receive any compensation for the solicitation of proxies.


VOTING SECURITIES

      The Board of Directors has fixed the close of business on Friday, February 28, 1997 as the record date for the determination of Shareholders entitled to notice of and to vote at the Annual Meeting. On the record date, the outstanding capital stock of the Corporation consisted of 6,057,913 shares, par value three dollars and an eighth ($3.125) per share, each of which is entitled to one (1) vote at the meeting. Each such share is entitled to one (1) vote on all matters properly coming before the Annual Meeting.


PRINCIPAL SHAREHOLDERS

      As of January 21, 1997, Security National Bank and Trust Co., as Trustee held in trust 902,343 shares, amounting to fourteen point nine percent (14.9%) of the common shares of the Corporation. The shares are held by them in their fiduciary capacity under various agreements as Trustee. The Trustee has advised the Corporation that it has sole voting power for 783,956 shares and shared voting power for 106,135 shares.

      Cede & Co., Box 20, Bowling Green Station, New York, NY, 10004 holds 427,744 shares (7%) interest on behalf of Dwight W. Hollenbeck Trust. Mr. Richard L. Kuss and his wife, Barbara, 1130 Vester Avenue, Suite A, Springfield, Ohio, 45503 are the owners of 212,714 shares (3.5%)and 121,572 shares (2%), respectively. They have combined beneficial ownership of 334,286 shares (5.5%). The Board of Directors has no knowledge of any other person who owned of record or beneficially more than five percent (5.0%) of the outstanding common shares of the Corporation.

PROPOSAL 1:  ELECTION OF DIRECTORS

      The Board of Directors of Security Banc Corporation is divided into three
(3) classes, with the terms of office of each class ending in successive years. The terms of Directors of Class III expire with this Annual Meeting. The directors of Class I and Class II will continue in office. The Shareholders are being asked to vote on the re-election of the three (3) Directors in Class III. Nominees are to be elected to serve until the 2000 Annual Meeting of Shareholders and until their respective successors are fully elected and have qualified. It is intended that shares represented by the proxies will, unless contrary instructions are given, be voted for the three (3) nominees as listed below. Although Management does not expect that any nominee will be unavailable for election, in the event that vacancies occur unexpectedly, the shares will be voted for substitute nominees, if any.

      The Board of Directors of the Corporation has, by resolution of the Board, fixed and determined the number of Directors at eleven (11) persons in accordance with Article III, Section I of the Code of Regulations of the Corporation. All nominees are presently Directors of the Corporation.

      Listed are the names of three (3) nominees for election to the Board of Directors along with present Directors of Class I and Class II, their principal occupations and other directorships, their age, the year in which each first became a Director, the number of shares of the Corporation's Common Stock beneficially owned by each, directly or indirectly as of the close of business December 31, 1996, and percent of class.



                     NOMINEES FOR DIRECTORS OF CLASS III
               For Three Year Term Expiring Annual Meeting 2000

          Name                                                     Share of          Percent
Position with Corporation/Bank                    Director       Common Stock           of
       or Occupation                  Age          Since       Beneficially Owned     Class
-------------------------------------------------------------------------------------------------
Larry E. Kaffenbarger                  55          1995             1,740                *
  President
  Kaffenbarger Truck Equipment Co

Chester L. Walthall                    55          1994             1,336  (1)           *
  President
  Heat-Treating, Inc.

Robert A. Warren                       53          1996               820                *
  President
  Hauck Bros., Inc.


                          MEMBERS OF BOARD OF DIRECTORS
                              CONTINUING IN OFFICE
                                     CLASS I
                        Term Expiring Annual Meeting 1998

          Name                                                                    Share of           Percent
Position with Corporation/Bank                                    Director       Common Stock          of
       or Occupation                                   Age         Since      Beneficially Owned      Class
-------------------------------------------------------------------------------------------------------------
Harry O. Egger                                          57          1977            76,587  (2)        1.3%
  Chairman of the Board, President and CEO
  Security Banc Corporation
  Chairman of the Board and CEO
  Security National Bank and Trust Co.

Kenneth F. Rupp Jr.                                     59          1996             1,500               *
  Director, President and CEO
  Third Savings & Loan Company
  Director, Security Banc Corporation

Jane N. Scarff                                          68          1990             9,240               *
  Vice President, Scarff Nursery, Inc.

Thomas J. Veskauf                                       65          1986             2,662  (3)          *
  Partner: Gorman, Veskauf, Henson & Wineberg
  Attorneys at Law








                          MEMBERS OF BOARD OF DIRECTORS
                              CONTINUING IN OFFICE
                                    CLASS II
                        Term Expiring Annual Meeting 1999

             Name                                                                   Share of           Percent
   Position with Corporation/Bank                                 Director         Common Stock          of
        or Occupation                                  Age         Since         Beneficially Owned     Class
--------------------------------------------------------------------------------------------------------------
Larry D. Ewald                                          58          1987            21,468  (4)          *
  President, Process Equipment Co.

Richard E. Kramer                                       62          1988            11,338  (5)          *
  President, Fulmer Supermarkets, Inc.

W. Dean Sweet                                           68          1970             1,648               *
  Chairman of the Board and CEO
  Sweet Manufacturing Co.

James R. Wilson                                         57          1996            21,239  (6)          *
  Director, President and CEO
  Citizens National Bank
  Director, Security Banc Corporation

*Less than one percent (1%)


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

       (1) Includes 1,016 shares held by the wife of Chester L. Walthall.

       (2) Includes 30,000 shares owned by the wife of Harry O. Egger.

       (3) Includes 522 shares owned by the wife of Thomas J. Veskauf.

       (4) Includes 7,626 shares owned by the wife of Larry D. Ewald and includes 4,000 shares held in a trust as to which Larry D. Ewald, as co-trustee, shares investment and voting power.

       (5) Includes 1,015 shares owned by the wife of Richard E. Kramer and includes 8,004 shares held in trust.

       (6) Includes 12,404 shares owned by wife, minor children, and shares held in Trust.

      As of December 31, 1996, the Directors and Executive Officers of the Corporation, as a group, beneficially owned an aggregate of 219,163 shares of the Corporation's Common Stock which constitutes approximately three point six percent (3.6%) of the shares outstanding.


MEETINGS OF THE CORPORATION/BANK BOARD OF DIRECTORS AND
COMMITTEES OF THE BOARD

      During 1996, the Corporation's Board of Directors held eight (8) scheduled meetings. All of the directors attended at least seventy-five percent (75%) of the scheduled meetings.

      The Executive Committee rotates on a regularly scheduled basis. Those members of the Committee at December 31, 1996 were Directors Egger, Ewald, Kramer, Veskauf, and Walthall. The Executive Committee is empowered to exercise powers and perform all duties of the Board of Directors when the Board is not in session. The Executive Committee met five (5) times in 1996.

      The Executive Compensation Committee of the Corporation/Bank is composed of Directors Ewald, Scarff, and Sweet. The Executive Compensation Committee met six (6) times in 1996. The purpose of the Executive Compensation Committee is to establish and execute compensation policy and programs for executives of the organization.

      The Audit Committee of the Corporation is composed of members of the Board of Directors rotating on a regularly scheduled basis, all of whom were present for at least seventy-five percent (75%) of the meetings of this Committee except Director Veskauf. Directors Ewald, Kaffenbarger, Veskauf, and Walthall were members of the Committee as of December 31, 1996. The Audit Committee met four
(4) times in 1996. The function of the Audit Committee consists of reviewing, with the Company's internal auditor and the independent auditors, the scope and results of procedures for auditing and the adequacy of the system of internal controls.

      The Corporation has no standing Nomination Committee. Nominations for election to the Board of Directors will receive full consideration by the Executive Committee. Shareholders desiring to make valid nominations for election to the Board of Directors need to comply with the statements in the section entitled "Shareholder Proposals".

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

      This Committee deals with compensation issues as they pertain to executive officers.

CEO COMPENSATION

      Whenever the Committee has a meeting during which Mr. Egger's base salary, annual bonus, or grant of stock options is on the meeting agenda, the Committee sets aside time to discuss these matters without Mr. Egger and other officers of the Corporation being present. During these sessions, the members of the Committee debate the merits of the matters under consideration and, as part of these discussions, generally consider the Corporation's financial performance, Common Stock price performance, and Midwest Peer Group specific comparative compensation data. In the past, the CEO compensation has been below the comparative compensation of the Midwest Peer Group, whereas, the financial performance of the Corporation and common stock price performance has been well above the norm as it relates to the Peer Group. The Committee also considers factors such as Mr. Egger's leadership, experience, knowledge, board communications, Corporation's community involvement and strategic recommendations, as well as the Corporation's positioning for future performance. Although the Committee does not place any particular relative weight on any one of the foregoing factors, the Corporation's financial performance as it relates to increasing shareholder value is generally a key factor. All of these decisions regarding the components of Mr. Egger's compensation and the rationale are reported to the Board without Mr. Egger and other officers present.

      Based on the performance of the Corporation and its increased value for the shareholder as well as being rated one of the top performing community banks in the State of Ohio, the Committee believes Mr. Egger's compensation is a fair reflection of the services he performs for the Corporation.

OTHER NAMED EXECUTIVE OFFICERS

      In addition, the Committee approved compensation recommendations for all other named executive officers of the Corporation. Executive Officer salary, bonus, and stock option grants are based on performance, and appraisals, along with favorable corporate financial performance as it relates to shareholder value.



                  The Executive Compensation Committee Members

                                 Larry D. Ewald
                     Jane N. Scarff, (Committee Chairperson)
                                  W. Dean Sweet

PERFORMANCE GRAPH

      The graph summarizes cumulative return (assuming reinvestment of dividends) experienced by the Corporation's shareholders over the years 1992 through 1996, compared to the S&P 500 Stock Index, and the NASDAQ Bank Index.

      Security has elected to use the NASDAQ Bank Index in the current year performance graph as opposed to the Mid-Atlantic Bank Index used in prior years to make the performance graph more comparable to banks on a nationwide basis.


[GRAPHIC OMITTED]

                           NASDAQ                       SECURITY
                           BANK                           BANC
                           STOCKS       S&P 500        CORPORATION
                          -------       -------        -----------
       1991               $100.00       $100.00          $100.00
       1992                145.50        107.67           125.18
       1993                165.99        118.17           143.44
       1994                165.31        119.78           161.04
       1995                246.32        164.85           196.54
       1996                325.60        203.24           268.23



      Assumes $100 invested on 12-31-91 in Security Banc Corporation, NASDAQ Bank Index, and S&P 500.

     The financial information upon which the S & P 500 and NASDAQ Bank Index, has been compiled from information issued by the companies themselves or other secondary sources. Although these sources are considered to be reliable, management makes no representations or warranties with respect to the accuracy or completeness of this analysis or the underlying data, and specifically disclaims any implied warranties of merchantability or fitness for any particular purpose. This analysis does not purport to be a complete analysis nor does it constitute an offer or recommendation to buy or sell any securities.

EXECUTIVE COMPENSATION

      The following table is a summary of certain information concerning the compensation paid to, or earned by, the Corporation/Bank's chief executive officer and each of the Corporation/Bank's most highly compensated executive officers (the "named executives") during each of the last three (3) fiscal years.

---------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      Long Term
                                                             Annual Compensation                     Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Other
      Name and Principal                                                            Annual        Stock      All Other
           Position                           Year       Salary        Bonus     Compensation    Options   Compensation (1)
                                                           $             $             $            #            $
----------------------------------------------------------------------------------------------------------------------------
Harry O. Egger                                1996       350,000       75,000          ---       7,000        8,278
  Chairman of the Board, President and CEO    1995       315,000       50,000          ---         ---        8,024
  Security Banc Corporation                   1994       263,000       35,200          ---         ---        8,242
  Chairman of the Board and CEO
  Security National Bank

James R. Wilson                               1996       130,192       37,735       10,382         ---       25,952
  Director                                    1995       115,000       38,400       10,690         ---       29,697
  Security Banc Corporation                   1994       113,000       30,625       10,660         ---       24,738
  Director, President and CEO
  Citizens National Bank

Kenneth F. Rupp Jr.                           1996       109,700       24,645          ---         ---          ---
  Director, Security Banc Corporation         1995       106,000       22,650          ---         ---          ---
  Director, President and CEO                 1994       101,900       24,500          ---         ---          ---
  Third Savings & Loan Co

William C. Fralick                            1996       115,000       15,000          ---       7,000        3,974
  Vice President                              1995        90,000       12,000          ---         ---        3,674
  Security Banc Corporation                   1994        73,615       11,710          ---         ---        3,750
  Director, President
  Security National Bank

J. William Stapleton                          1996       115,000       15,000          ---       7,000        3,902
  Executive Vice President and CFO            1995        90,000       12,000          ---         ---        3,674
  Security Banc Corporation                   1994        71,230       12,735          ---         ---        3,659
  Director, Executive Vice President and CFO
  Security National Bank

Daniel M. O'Keefe                             1996        98,000        5,000          ---       5,000        3,697
  Vice President                              1995        89,000        7,000          ---         ---        3,830
  Security Banc Corporation                   1994        84,250        5,200          ---         ---        4,508
  Vice President and Trust Officer
  Security National Bank
-------------------------------------------------------------------------------------------------------------------
     (1)  All amounts shown include funds contributed or allocated pursuant to the 401 (K) Profit Sharing Savings Plan and Fringe Benefit Plans


COMPENSATION OF DIRECTORS

       The Board of Directors of the Corporation are not paid a fee for serving on the Board. However, Corporation Directors serving on an Affiliate Bank Board are receiving a single annual retainer of $1,200 and a fee of $800 per meeting attended ($200 for Committee Meeting). Corporation Directors who are also employees of any of the affiliates of the Corporation receive no additional compensation for service on the Corporate Board.

       Pursuant to a Deferred Compensation Plan, directors may annually defer any amount of their compensation as directors until age seventy (70) or until they cease to serve on the Board, whichever occurs last. The deferred funds bear interest until paid under one of the chosen methods as selected by the director:

         (a) at an annually adjusted rate equal to one fourth percent (1/4%) greater than the average bond equivalent yield to maturity on one-year United States Treasury Bills in effect for the first five (5) business days in December immediately preceding such calendar year, unless an alternate rate is set by the Committee for that year at least fifteen (15) days before the beginning of the year.

         (b) annual positive total return on Security Banc Corporation Stock.


EMPLOYMENT AGREEMENTS

Harry O. Egger: The employment agreement with Harry O. Egger will automatically be extended on January 1, of each year so that it provides for a continuing five
(5) year employment contract. In the event the Corporation/Bank ceases to exist as a corporate entity, Harry O. Egger shall be paid in cash, as a lump sum, equal to two-point-nine (2.9) times his annual base compensation determined by averaging the same over the five (5) years immediately prior to the occurrence.

James R. Wilson: James R. Wilson shall be employed as President and CEO of Citizens National Bank. The compensation shall be fixed at no less than $165,000 per annum. In the event the Banc or its subsidiary, the Citizens National Bank, ceases to exist as a corporate entity for any reason then James R. Wilson shall be paid in cash, in full, in a lump sum at the time of occurrence of any of said events, a sum equal to 2.9 times his annual base compensation determined by averaging the same over the five (5) years next prior to the occurrence. This employment contract is for a term of two (2) years commencing on the date of employment and terminating on September 30, 1998.

Other Agreements: James R. Wilson and Citizens National Bank entered into an agreement which by the terms will require the Bank to make payments upon his retirement or disability. Terms of the agreement require upon his normal retirement to receive $50,000 annually for a period of 10 years. The Agreement also addresses other issues as they relate to disability and death benefits.

Kenneth F. Rupp Jr.: Kenneth F. Rupp shall be employed as President and CEO of Third Savings and Loan Company. The compensation shall be no less than his current salary. In the event of a change in control or 12 months thereafter, of which involuntary termination occurs, the Bank shall pay an amount equal to the annual salary as of the date of termination. The Employment Contract terminates July 9, 1997.

PROFIT SHARING PLAN

During the year, the company had three profit sharing plans. The plan covering employees of the former CitNat Bancorp, Inc. and Third Financial Corporation will be merged into the Security National Bank plan effective January 1, 1997. Employees of the subsidiaries will be eligible to participate in the Security National Bank Plan upon meeting plan eligibility requirements. For eligibility and vesting purposes, employees will be given service credit for service at the former CitNat Bancorp, Inc. and Third Financial Corporation.

All employees of Security National Bank become eligible participants in the plan when they have completed one (1) year of eligibility service; have worked at least five hundred (500) hours and are at least age twenty-one (21). Eligible participants may make contributions to the plan by deferring up to fifteen percent (15%) of their annual earnings.

      The Board of Directors of Security National Bank annually determine the bank's matching contribution to the plan. For the plan year ended December 31, 1996 and December 31, 1995, the matching contribution was fifty percent (50%) of the employee's contribution up to the first six percent (6%) of annual earnings contributed by the participant.

      Employee contributions are one hundred percent (100%) vested immediately. The bank's matching contributions are vested at twenty percent (20%) for each year of eligibility service, based on five (5) year vesting schedule.

      The contribution by the Companies for all three plans for 1996, 1995, and 1994 was $208,000, $209,000, and $205,000, respectively.

RETIREMENT PLANS

      The following table shows estimated annual benefits payable for life to participants upon retirement at age sixty-five (65) in 1996 under the Security National Bank Pension Plan based upon combinations of compensation levels and years of service.

                               PENSION PLAN TABLE

         Approximate Annual Retirement Benefit Upon Retirement at Age 65
                         Before Adjustments (1) (2) (3)

Average Annual
  Salary (3)           10             15              20             25         30 or more
--------------------------------------------------------------------------------------------
   125,000          26,720         40,081          53,441        66,801         80,161
   150,000          32,395         48,593          64,791        80,989         97,186
   175,000          36,369         55,403          74,438        93,474        112,509
   200,000          40,320         62,213          84,086       105,959        120,000  (4)
   225,000          43,395         67,450          91,504       115,559        120,000  (4)
   250,000          43,395         67,450          91,504       115,559        120,000  (4)
   275,000          43,395         67,450          91,504       115,559        120,000  (4)
   300,000          43,395         67,450          91,504       115,559        120,000  (4)
   350,000          43,395         67,450          91,504       115,559        120,000  (4)
   400,000          43,395         67,450          91,504       115,559        120,000  (4)

     (1) For the purpose of computing a benefit under the Plan on December 31, 1996, Harry O. Egger, William C. Fralick, J. William Stapleton, and
          Daniel M. O'Keefe have twenty-one (21), twenty (20), nineteen (19), and nineteen (19) years of credit service respectively.
     (2) The Bank maintains a Retirement Plan that provides for the payment of a monthly retirement benefit commencing, in most cases, at the normal retirement age of sixty-five (65). The benefits are purchased from contributions made by the employer from year to year. The amount of the benefit is determined pursuant to a formula contained in the Retirement Plan which, among other things, takes into account the employee's average earnings in the highest sixty (60) consecutive calendar months. Accrued benefits are fully vested after five (5) years of vesting service.
     (3) ERISA 1996 maximum annual compensation limit of $150,000 used to determine these benefits.
     (4) Maximum IRC Section 415 annual pension payable in 1996 assuming a minimum of ten (10) years participation.

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

      The Security Banc Corporation's 1987 and 1995 Stock Option Plans are administered by the Board of Directors of the Corporation. The aggregate number of common shares of the Corporation which may be issued under the Plans are two hundred thousand (200,000) and forty thousand (40,000) shares, respectively. As of December 31, 1996, the total shares issued from each of the plans were 199,680 and 34,800 respectively.

      Under the terms of the Plan, the Corporation may grant stock options to Officers and certain key Executives. The options, which must be granted at fair market value, expire ten (10) years from the date of grant.

      All outstanding incentive stock options entitle the holder to purchase shares at prices equal to the fair market value of the shares on the dates the options were granted. The fair market value of a share of the Corporation's Common Stock was $38.00 as of December 31, 1996.

      The following table sets forth certain information regarding individual exercises of stock options during 1996 by each of the named executives:


                                         AGGREGATED OPTION EXERCISES IN 1996
                                              and Year End Option value

                                                                    Number of                 Value of
                                                                   Unexercised               Unexercised
                                                                   Options at                Options at
                            Shares                                  12/31/96                  12/31/96
                          Acquired on           Value             Exercisable/              Exercisable/
      Name                 Exercise           Realized            Unexercisable             Unexercisable
                               #                                       (#)
------------------------------------------------------------------------------------------------------------
Harry O. Egger               24,720          $  648,814              0 / 7,000                 $0 / $35,000

James R. Wilson (a)           8,835          $  332,478                  0 / 0                       $0 / 0

Kenneth F. Rupp, Jr. (b)     18,492          $  432,898                  0 / 0                       $0 / 0

William C. Fralick                0                   0          4,840 / 7,000           $129,099 / $35,000

J. William Stapleton              0                   0          4,000 / 7,000           $104,000 / $35,000

Daniel M. O'Keefe             3,400          $   63,800              0 / 5,000                  0 / $25,000


      Generally, option grants to executive officers are a reflection of the executive's attainment of Corporation/Bank and personal goals.

                         Stock Option Committee Members
                                 Larry D. Ewald
                          Jane N. Scarff W. Dean Sweet

     (a) Represents shares of Security Banc Corporation received as the result on converting 11,340 CitNat options at the conversion price of $36.50 per share of Security Banc Corporation.

     (b) Represents 18,492 options of Third Financial Corporation acquired in the cash purchases by Security Banc Corporation at $33.41 per share less the $10.00 per share option cost.

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

      The firm of Gorman, Veskauf, Henson & Wineberg, Attorneys-at-Law of which Thomas J. Veskauf is a partner was paid fees for various legal services performed for the Corporation during the year ended December 31, 1996.

RELATIONSHIP WITH CERTIFIED PUBLIC ACCOUNTANT

      The Security Banc Corporation Board of Directors has retained the professional services of Ernst & Young, Certified Public Accountants for 1997. The Corporation's financial statements for the previous fiscal year were examined by Ernst & Young. In connection with the audit function, Ernst & Young also reviewed the 10-K filing with the Securities and Exchange Commission.

SHAREHOLDER PROPOSALS

      Shareholders of the Corporation who wish to make a proposal to be included in the Proxy Statement and Proxy of the Corporation's Annual Meeting of Shareholders which, unless changed, will be held on April 21, 1998, must cause such proposal to be received by the Corporation at its principal office no later than November 14, 1997. Each proposal submitted should be accompanied by the name and address of the Shareholder submitting the proposal and number of shares owned. The proxy rules, as implemented by the Securities Exchange Act of 1934, govern the content and form the Shareholder proposals. All proposals must be a proper subject for action at the 1998 Annual Meeting.

OTHER BUSINESS

     The Board of Directors does not know of any other matters to be presented at the Annual Meeting. However, if any other matters do come before such meeting or an adjournment thereof, it is intended that the holders of the proxies will vote in accordance with the recommendation of Management.

/s/ Harry O. Egger
---------------------------
    Harry O. Egger

Chairman of the Board
President and Chief Executive Officer


March 14, 1997

THIS FORM 10-K ANNUAL REPORT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IS AVAILABLE WITHOUT CHARGE AFTER MARCH 31, 1997. TO OBTAIN A COPY, CALL (937) 324-6874 OR WRITE TO SHAREHOLDER RELATIONS, SECURITY BANC CORPORATION, 40 SOUTH LIMESTONE STREET, SPRINGFIELD, OHIO 45502.

                                REVOCABLE PROXY
                           SECURITY BANC CORPORATION

PLEASE MARK VOTES
AS IN THIS EXAMPLE

                            PROXY FOR ANNUAL MEETING
                                 APRIL 15, 1997

KNOW ALL MEN BY THESE PRESENTS that I, the undersigned shareholder of Security Banc Corporation, Springfield, Ohio do hereby nominate and constitute and appoint John E. Dibert and Roger L. Evans or any one of them with full power to act alone my true and lawful attorney(s) with full power of substitution for me and in my name, place and stead to vote all the Common Stock of said Corporation, standing in my name on its books on Friday, February 28, 1997, at the Annual Meeting of its Shareholders to be held at Clark State Performing Arts Center, Turner Studio Theater, 300 South Fountain Avenue, Springfield, Ohio, on April 15, 1997, at 1:00 p.m. or at any adjournment thereof with all the powers the undersigned would possess if personally present as follows:

1. To elect three directors of Class III:

   Larry E. Kaffenbarger,
   Chester L. Walthall,
   Robert A. Warren

INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE, MARK "FOR ALL EXCEPT" AND WRITE THAT NOMINEE'S NAME IN THE SPACE PROVIDED BELOW.


     This proxy confers discretionary authority to vote "for" the proposition listed above unless otherwise indicated. If any other business is presented at said meeting, this proxy shall be voted in accordance with the recommendations of the Board of Directors.

     The Board of Directors recommends a vote "for" the proposition listed above. This proxy is solicited on behalf of the Corporation's Board of Directors and may be revoked prior to its exercise. Please sign and date this proxy and return it in the enclosed envelope.

     Please sign exactly as your name appears on this card. When signing as attorney, executor, administrator, trustee or guardian, please give your full title. If shares are held jointly, each holder should sign.

    Detach above card, sign, date and mail in postage paid envelope provided.

                              PLEASE ACT PROMPTLY
                    SIGN, DATE & MAIL YOUR PROXY CARD TODAY

                                REVOCABLE PROXY
                           SECURITY BANC CORPORATION

[ X ] PLEASE MARK VOTES
      AS IN THIS EXAMPLE

                            PROXY FOR ANNUAL MEETING
                                 APRIL 15, 1997

KNOW ALL MEN BY THESE PRESENTS that I, the undersigned shareholder of Security Banc Corporation, Springfield, Ohio do hereby nominate and constitute and appoint John E. Dibert and Roger L. Evans or any one of them with full power to act alone my true and lawful attorney(s) with full power of substitution for me and in my name, place and stead to vote all the Common Stock of said Corporation, standing in my name on its books on Friday, February 28, 1997, at the Annual Meeting of its Shareholders to be held at Clark State Performing Arts Center, Turner Studio Theater, 300 South Fountain Avenue, Springfield, Ohio, on April 15, 1997, at 1:00 p.m. or at any adjournment thereof with all the powers the undersigned would possess if personally present as follows:

                                                       With-    For All
                                                 For   hold     Except
1. To elect three directors of Class III:       [   ]  [   ]    [    ]

   Larry E. Kaffenbarger,
   Chester L. Walthall,
   Robert A. Warren

INSTRUCTION: To withhold authority to vote for any individual nominee, mark "For All Except" and write that nominee's name in the space provided below.

--------------------------------------------------------------------------------

     This proxy confers discretionary authority to vote "for" the proposition listed above unless otherwise indicated. If any other business is presented at said meeting, this proxy shall be voted in accordance with the recommendations of the Board of Directors.

     The Board of Directors recommends a vote "for" the proposition listed above. This proxy is solicited on behalf of the Corporation's Board of Directors and may be revoked prior to its exercise. Please sign and date this proxy and return it in the enclosed envelope.

     Please sign exactly as your name appears on this card. When signing as attorney, executor, administrator, trustee or guardian, please give your full title. If shares are held jointly, each holder should sign.



Please be sure to sign and date                                 Date
  this Proxy in the box below.

Shareholder sign above --- Co-holder (if any) sign above



-------------------------------------------------------------------------------
   Detach above card, sign, date and mail in postage paid envelope provided.

                           SECURITY BANC CORPORATION
-------------------------------------------------------------------------------
                              PLEASE ACT PROMPTLY
                    SIGN, DATE & MAIL YOUR PROXY CARD TODAY
-------------------------------------------------------------------------------