Form 10-Q
period 1997-03-31
SECURITY BANC CORP
filed 1997-05-14
CIK 763956

            FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission

                                   FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
        For the period ended              March 31, 1997
                            ---------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

        For the transition period from ----------------- to --------------------

        Commission File Number:                          0-13655
                               ------------------------------------------------


                                  Security Banc Corporation
        -----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   Ohio                                 31-1133284
        -----------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

         40 South Limestone Street,  Springfield, OH              45502
        -----------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                 (937) 324-6920
        -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        -----------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 dur ing the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require ments for the past 90 days.

                           X   Yes            No
                         -----          -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at April 15, 1997
-------------------------------                 -----------------------------
Common Stock,  $3.125 Par Value                            6,057,906

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  March 31, 1997 and December 31, l996                                                3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended March 31, 1997
                  and March 31, 1996.                                                                 4

                  Consolidated Condensed Statements of Cash                                           5
                  Flows for the three (3) months ended March 31,
                  1997 and March 31, 1996.

                  Notes to Consolidated Condensed Financial                                           6
                  Statements.

         Item 2 - Management's Discussion and Analysis of
                  Condition and Results of Operations                                               7-8

Part II - Other Information                                                                           9

Signature                                                                                            10

PART I  ITEM 1 - FINANCIAL STATEMENTS

                           SECURITY BANC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   March 31                 Dec 31
                                                                     1997                    1996
                                                                     ----                    ----
                                                                            (in thousands)
ASSETS
Cash and due from banks                                             $34,251                 $36,527
Federal funds sold                                                   22,960                  13,300
                                                                   --------                --------
                  Total Cash and Cash Equivalent                     57,211                  49,827
                                                                   --------                --------

Interest bearing deposits with other banks                            1,500                   1,500
Investments (Market Value $196,533 @3-31-97,
                          $191,970 @ 12-31-96)                      195,486                 190,983

Loans:  Commercial and agricultural                                 215,471                 212,046
        Real estate and mortgage                                    234,677                 234,935
        Consumer                                                     91,621                  93,787
                                                                   --------                --------
                   Total Loans                                      541,769                 540,768

Less:  Allowance for Loan Losses                                      6,815                   6,827
                                                                   --------                --------
                   Net Loans                                        534,954                 533,941

Premises & Equipment                                                  8,506                   8,431
Other Assets                                                         34,851                  31,652
                                                                   --------                --------
                  TOTAL ASSETS                                     $832,508                $816,334
                                                                   ========                ========
LIABILITIES
Non-interest bearing deposits                                      $108,758                $107,913
Interest bearing demand deposits                                    142,171                 122,996
Savings deposits                                                    155,995                 154,153
Time deposits, $100,000 and over                                     44,022                  54,219
Other time deposits                                                 237,030                 227,754
                                                                   --------                --------
                  Total Deposits                                    687,976                 667,035

Fed funds purchased and securities sold
    under agreement to repurchase                                    24,393                  32,183
Federal Home Loan Bank Term Advances                                 11,515                  11,574
Other liabilities                                                     7,380                   4,748
                                                                   --------                --------
                  TOTAL LIABILITIES                                $731,264                $715,540
                                                                   --------                --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $3.125)                                     $19,683                 $19,658
Shares authorized  11,000,000
Shares issued            6,298,506 - 1997
                         6,290,617 - 1996

Surplus                                                              21,748                  21,670
Retained earnings                                                    63,653                  62,557
Net unrealized (loss)gain on investment securities classified
    as available for sale (net of income tax)                          (647)                    102

       Less:  Treasury Stock, 240,600 shares                          3,193                   3,193
                                                                   --------                --------
TOTAL SHAREHOLDERS' EQUITY                                          101,244                 100,794
                                                                   --------                --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                               $832,508                $816,334
                                                                   ========                ========


See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                           SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                           March 31            March 31
                                                                             1997                1996
                                                                             ----                ----
                                                                              (in thousands except
                                                                                 per share data)
Interest Income                                                             $15,063            $12,286
Interest Expense                                                              6,095              4,607
                                                                            -------            -------
NET INTEREST INCOME                                                           8,968              7,679

Provision for loan losses                                                       200                237
                                                                            -------            -------
           Net interest income after provision for
             loan losses                                                      8,768              7,442

OTHER OPERATING INCOME
           Trust Income                                                         390                330
           Service charges on deposit accounts                                  663                634
           Securities, Gains (Losses)                                            56                358
           Other charges, rents and fees                                        530                387
                                                                            -------            -------
                                Total other operating income                  1,639              1,709

OPERATING EXPENSES
           Salaries and employee benefits                                     2,703              2,350
           Equipment and occupancy expense                                      685                602
           Other operating expense                                            2,149              1,594
                                                                            -------            -------

                                Total operating expense                       5,537              4,546

INCOME BEFORE TAXES                                                           4,870              4,605
           Income taxes (See Note B)                                          1,486              1,333
                                                                            -------            -------

NET INCOME                                                                  $ 3,384            $ 3,272
                                                                            =======            =======

           Per share*                                                       $   .56            $   .54

           Cash dividends
            per share                                                       $   .21            $   .19

*Earnings per common share is calculated using weighted average shares outstanding of 6,055,200 for 1997 and 6,015,256 for 1996.

See notes to Consolidated Condensed Financial Statements.

Part 1  Item 1 - Financial Statements

                           SECURITY BANC CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                         March 31         March 31
                                                                                           1997             1996
                                                                                           ----             ----
                                                                                             (IN THOUSANDS)
Cash Flows from Operating Activities:
             Net Income................................................................ $   3,384        $   3,272
             Adjustments to reconcile net income to net cash provided by operating activities:
                     Depreciation......................................................       251              229
                     (Gain)/Loss on sale of the following:
                       Investment Securities available for sale                               (57)            (358)
                       Other Assets....................................................       (17)               0
                     Provision for loan losses.........................................       200              238
                     Amortization and accretion, net...................................       156              153
                     Amortization and core deposit intangible..........................       188               13
                     Change in other operating assets and liabilities, net.............    (1,775)             618
                                                                                        ---------        ---------
                               Total Adjustments.......................................    (1,054)             893
                                                                                        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................. $   2,330        $   4,165

Cash Flows From Investing Activities:
             Net increase in interest bearing deposits with other banks................         0           (1,900)
             Proceeds from maturities and sales of:
                     Investment securities available for sale..........................   130,299          114,972
                     Investments held to maturity......................................     7,373            2,809
             Purchase of:
                     Investment securities available for sale..........................  (142,984)        (134,125)
                     Investment securities held to maturity............................      (708)               0
             Increase in loans.........................................................    (1,362)          (2,309)
             Proceeds from sale of other assets........................................     1,770              317
             Capital expenditures......................................................      (242)             (56)
             Net cash used in acquisition..............................................    (1,015)               0
                                                                                        ---------        ---------
             NET CASH USED IN INVESTING ACTIVITIES.....................................    (6,869)         (20,292)

Cash Flows from Financing Activities:
             Net increase (decrease) in demand deposits, NOW accounts and
                  savings accounts.....................................................    21,862          (10,638)
             Net (decrease) increase in certificates of deposit........................      (921)           6,810
             Net (decrease) increase in short-term borrowed funds......................    (7,849)           1,733
             Net purchase and sale of treasury stock...................................         0              (18)
             Dividends paid............................................................    (1,272)            (970)
             Proceeds from exercise of stock options...................................       103               14
                                                                                        ---------        ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES.................................    11,923           (3,069)

Net increase (decrease) in cash and cash equivalents...................................     7,384          (19,196)
Cash and cash equivalents at beginning of year.........................................    49,827           76,758
                                                                                        ---------        ---------

Cash and cash equivalents at March 31.................................................. $  57,211           57,562


See Notes to Consolidated Financial Statements.

                           SECURITY BANC CORPORATION

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and March 31, 1996.

NOTE B - TAXES

The effective tax rate of 31% is considerably lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $21,089,000.00 invested in tax exempt municipal securities.

NOTE C - FASB Statement No. 128

In February, 1997, The Financial Accounting Standards board issued Statement No. 128, "Earnings per Share," ("SFAS 128") which is required to be adopted on December 31, 1997. The Company has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.

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

ACQUISITIONS

On September 30, 1996, CitNat Bancorp merged with and into Security Bancorp (Company) and shares of the Company's common stock was issued in exchange for all of the common stock of CitNat. The merger was accounted for as a pooling of interest, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of CitNat for all periods prior to the merger.

On October 21, 1996, the Company acquired all of the outstanding shares of Third Financial Corporation for $41 million. The acquisition was funded with existing cash. The results of Third Financial Corporation's operations have been combined with those of the Company since the date of acquisition.

RESULTS OF OPERATIONS

Net income was $3,384,000 for the first three months of 1997, compared to $3,272,000 for the same period in 1996. Earnings per share were $.56 for the first three months, a 4% increase over last year's $.54.

Total assets were $832,508,000 at March 31, 1997 compared to 1996's assets of $677,043,000. For the first three months of 1997, return on average equity was 13.35% and return on average assets was 1.65%.

Net interest income on a fully taxable equivalent basis for the first three months of 1997 was $9,245,000 compared to the $8,035,000 realized in the same period of 1996.

The allowance for loan losses was $6,815,000 in the first three months of 1997 and $5,491,000 in the first three months of 1996. The allowance for losses as a percent of loans and leases outstanding was 1.26% at March 31, 1997 and l.38% at March 31, 1996.

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

                                                                    December 31
                                 March 31,         ------------------------------------------
                                   1997            1996          1995        1994        1993
                                 ---------         ----          ----        ----        ----
     Non-accrual loans              $3,668          $4,123      $2,772      $2,598     $2,229

     Accruing loans past due
         90 days or more             1,325           1,709       1,543         561        245

Total other operating income was $1,639,000 and $1,709,000 during the first three months of 1997 and 1996 respectively. Trust income increased 18%. There was a 5% increase in service charges on deposits, and a 37% increase in other charges, rents and fees. Total securities gains for the first three months of 1997 were $56,000 or $36,000 after tax. Total securities gains for the same period of 1996 were $358,000 or $233,000 after tax.

PART 1    ITEM 2 - PAGE  2

                     SECURITY BANC CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  (Continued)

Total operating expenses increased during the first three months, 22% over the similar period of l996. Salaries, wages and employee benefits increased 15% over 1996. Equipment and net occupancy expenses during the first three months were $685,000 and $602,000 for 1997 and 1996 respectively, which reflects a 14% increase. Other operating expenses increased 35% over 1996.

A portion of these increases is due to Third Financial Corporation being accounted for as a purchase. Under the purchase method of accounting, prior period financial statement are not restated. Therefore, Third Financial Corporation's financials are not included in the financial statements prior to October 21, 1996.

Material Changes in Financial Condition

    The material changes that have occurred in the Registrant's financial condition during 1997 are as follows (000s):

                                                     March 31,      Dec  31,
                                                        1997          1996         $+/-      %+/-
                                                        ----          ----         ----      ----
        Cash and due from banks                        $34,251       $36,527       (2,276)       (6)
        Interest bearing deposits with other banks       1,500         1,500            0         0
        Securities                                     195,486       190,983        4,503         2
        Federal funds sold                              22,960        13,300        9,660        73
        Loans and leases                               541,769       540,768        1,001         0
        Funds purchased and repos                       24,393        32,183       (7,790)      (24)
        Demand Deposits
           Non interest bearing                        108,758       107,913          845         1
           Interest bearing                            142,171       122,996       19,175        16
        Savings Deposits                               155,995       154,153        1,842         1
        Time Deposits                                  281,052       281,973          921         0
        FHLB Advances                                   11,515        11,574          (59)       (1)

Liquidity and Capital Resources

     The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans, and Federal Funds sold. The Corporation has a cumulative gap of $7,502,000 at the one year interval or a cumulative gap ratio of .98.

Capital Resources

  The table below illustrates the Company's regulatory capital ratios at March 31, 1997 under the year end 1992 requirements: (000s)

  Tier 1 Capital                                                         $88,302
  Tier 2 Capital                                                           6,479
                                                                        --------
              TOTAL QUALIFYING CAPITAL                                   $94,781
                                                                        --------
  Risk Adjusted Total Assets (including off balance exposures)          $518,014
                                                                        ========
  Tier 1 Risk-Based Capital Ratio                                         17.05%
  Total Risk-Based Capital Ratio                                          18.30%
  Tier 1 Leverage Ratio                                                   10.95%

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

ITEM 1        Legal Proceedings                          Inapplicable

ITEM 2        Changes in Securities                      Inapplicable

ITEM 3        Defaults upon Senior Securities            Inapplicable

ITEM 4        Submission of Matters to a Vote            Inapplicable
              of Security Holders

ITEM 5        Other Information                          Inapplicable

ITEM 6        Exhibits and Reports on Form 8-K       Financial Data Schedule
                                                        as required under
                                                    Article 9 of Regulation S-X

                           SECURITY BANC CORPORATION

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION

By
  --------------------------------------
     Thomas L. Miller
     Vice President/Controller

By
  --------------------------------------
     J. William Stapleton
     Executive Vice President/CFO

May 8, 1997