Form 10-K/A
period 1996-12-31
SECURITY BANC CORP
filed 1997-06-05
CIK 763956

                                  10-K/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            SECURITY BANC CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth in the pages attached hereto:

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statement with respect to the Security National Bank and Trust Co. 401(k) Profit Sharing Savings Plan (the "Plan") are filed herewith as
Exhibit 28.1, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of a filing on Form 11-K:

     (a)  Report of Independent Auditors

     (b)  Statements of Assets Available for Distribution to Plan
          Participants-December 31, 1996 and 1995

     (c) Statements of Changes in Assets Available for Distribution to Plan Participants - years ended December 31, 1996 and 1995

     (d)  Notes to Financial Statements

     (e)  Schedule of Assets Held for Investment - December 31, 1996

     (f) Schedule of Transactions or Series of Transactions in Excess of 5% of the current value of Plan Assets - year ended December 31, 1996

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

SECURITY BANC CORPORATION


By /s/ Thomas L. Miller                        Date:    June 5, 1997
   -------------------------------------------       ------------------------
   Thomas L. Miller
   Vice President/Controller

                                         TOTAL NUMBER OF PAGES:  17

(162)