Form 10-Q
period 1997-06-30
SECURITY BANC CORP
filed 1997-08-13
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (AS LAST AMENDED IN REL. NO. 34-26589, EFF. 4/12/89)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934. For the transition period from____________ to ___________________

        Commission File Number:         0-13655
                                ------------------------

                            Security Banc Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                  31-1133284
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                  40 South Limestone Street, Springfield, OH           45502
--------------------------------------------------------------------------------
                  Address of principal executive offices)           (Zip Code)

                                 (937) 324-6920
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             X   Yes                No
                                           ------             ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

          Class                                   Outstanding at July 15, 1997
-------------------------------                   ---------------------------
Common Stock,  $3.125 Par Value                             6,058,565

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

INDEX

                                                                      PAGE NO.

Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  June 30, 1997 and December 31, 1996.                    3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended June 30, 1997
                  and June 30, 1996.                                      4

                  Consolidated Condensed Statements of Income
                  for the six (6) months ended June 30, 1997 and
                  June 30, 1996.                                          5

                  Consolidated Condensed Statements of Cash
                  Flows for the six (6) months ended June 30,
                  1997 and June 30, 1996.                                 6

                  Notes to Consolidated Condensed Financial
                  Statements.                                             7

         Item 2 -  Management's Discussion and Analysis of
                     Condition and Results of Operations                8-9

Part II - Other Information                                              10

Signature                                                                11

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              June 30                 Dec 31
                                                                                 1997                   1996
                                                                                 ----                   ----

                                                                                        (in thousands)
ASSETS
Cash and due from banks                                                       $39,510                $36,527
Federal funds sold                                                              2,200                 13,300
                                                                             --------               --------
                  TOTAL CASH AND CASH EQUIVALENT                               41,710                 49,827
                                                                             --------               --------

Interest bearing deposits with other banks                                      1,500                  1,500
Investments (Market Value $202,053 @6-30-97,
                          $191,970 @ 12-31-96)                                201,527                190,983

Loans:  Commercial and agricultural                                           243,383                212,046
        Real estate and mortgage                                              220,096                234,935
        Consumer                                                               91,687                 93,787
                                                                             --------               --------
                   TOTAL LOANS                                                555,166                540,768

Less:  Allowance for Loan Losses                                                6,852                  6,827
                                                                             --------               --------
                   NET LOANS                                                  548,314                533,941

Premises & Equipment                                                            8,563                  8,431
Other Assets                                                                   36,637                 31,652
                                                                             --------               --------
                  TOTAL ASSETS                                               $838,251               $816,334
                                                                             ========               ========
LIABILITIES
Non-interest bearing deposits                                                $111,439               $107,913
Interest bearing demand deposits                                              145,121                122,996
Savings deposits                                                              157,444                154,153
Time deposits, $100,000 and over                                               38,906                 54,219
Other time deposits                                                           233,988                227,754
                                                                              -------                -------
                  TOTAL DEPOSITS                                              686,898                667,035

Fed funds purchased and securities sold
 under agreement to repurchase                                                 31,776                 32,183
Federal Home Loan Bank Term Advances                                            9,956                 11,574
Other liabilities                                                               5,706                  4,748
                                                                             --------               --------
                  TOTAL LIABILITIES                                          $734,336               $715,540
                                                                             --------               --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $3.125)                                               $19,685                $19,658
Shares authorized  11,000,000
Shares issued           6,299,165 - 1997
                        6,259,720 - 1996
Surplus                                                                        21,767                 21,670
Retained earnings                                                              65,714                 62,557
Net unrealized (loss)gain on investment securities classified
     as available for sale (net of income tax)                                    (58)                   102

       Less:  Treasury Stock, 240,600 shares                                    3,193                  3,193
                                                                              -------                -------
TOTAL SHAREHOLDERS' EQUITY                                                    103,915                100,794
                                                                              -------                -------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                                         $838,251               $816,334
                                                                             ========               ========


See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                     June 30                    June 30
                                                                      1997                       1996
                                                                            (in thousands except
                                                                              per share data)

Interest Income                                                           $15,927                   $12,485
Interest Expense                                                            6,398                     4,575
                                                                            -----                     -----

NET INTEREST INCOME                                                         9,529                     7,910

Provision for loan losses                                                     200                       238
                                                                              ---                       ---

          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                                     9,329                     7,672

OTHER OPERATING INCOME
          Trust Income                                                        377                       340
          Service charges on deposit accounts                                 670                       670
          Securities, Gains (Losses)                                           50                         0
          Other charges, rents and fees                                       464                       308
                                                                              ---                       ---

                              TOTAL OTHER OPERATING INCOME                  1,561                     1,318

OPERATING EXPENSES
          Salaries and employee benefits                                    2,737                     2,116
          Equipment and occupancy expense                                     679                       568
          Other operating expense                                           2,261                     1,556
                                                                            -----                     -----

                              TOTAL OPERATING EXPENSE                       5,677                     4,240

INCOME BEFORE TAXES                                                         5,213                     4,750
          Income taxes (See Note B)                                         1,597                     1,384
                                                                            -----                     -----

NET INCOME                                                                 $3,616                    $3,366
                                                                           ======                    ======

          Per share*                                                       $  .60                    $  .56

          Cash dividends
           per share                                                       $  .21                    $  .19

*Earnings per common share is calculated using weighted average shares outstanding of 6,058,195 for 1997 and 6,017,738 for 1996.

See notes to Consolidated Condensed Financial Statements.


                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                     June 30,                   June 30,
                                                                       1997                       1996
                                                                             (in thousands except
                                                                               per share data)

Interest Income                                                            $30,990                   $24,771
Interest Expense                                                            12,493                     9,182
                                                                            ------                     -----

NET INTEREST INCOME                                                         18,497                    15,589

Provision for loan losses                                                      400                       475
                                                                               ---                       ---

          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                                     18,097                    15,114

OTHER OPERATING INCOME
          Trust Income                                                         767                       670
          Service charges on deposit accounts                                1,334                     1,304
          Securities, Gains (Losses)                                           106                       358
          Other charges, rents and fees                                        993                       695
                                                                               ---                       ---

                              TOTAL OTHER OPERATING INCOME                   3,200                     3,027

OPERATING EXPENSES
          Salaries and employee benefits                                     5,439                     4,466
          Equipment and occupancy expense                                    1,364                     1,170
          Other operating expense                                            4,411                     3,150
                                                                             -----                     -----

                              TOTAL OPERATING EXPENSE                       11,214                     8,786

INCOME BEFORE TAXES                                                         10,083                     9,355
          Income taxes (See Note B)                                          3,083                     2,717
                                                                             -----                     -----

NET INCOME                                                                  $7,000                    $6,638
                                                                            ======                    ======

          Per share*                                                        $ 1.16                    $ 1.10

          Cash dividends
             per share                                                      $  .42                    $  .38

*Earnings per common share is calculated using weighted average shares outstanding of 6,056,706 for 1997 and 6,016,497 for 1996.

See notes to Consolidated Condensed Financial Statements.


PART 1  ITEM 1 - FINANCIAL STATEMENTS
                                                     SECURITY BANC CORPORATION
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                    June 30         June 30
                                                                                     1997            1996
                                                                                     ----            ----
                                                                                        (IN THOUSANDS)
                                                                                   ------------------------
Cash Flows from Operating Activities:
            Net Income ..........................................................   $   7,000    $   6,638
            Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation ................................................         507          454
                   (Gain)/Loss on sale of the following:
                     Investment Securities available for sale ...................        (107)        (358)
                     Other Assets ...............................................         (21)         (10)
                   Provision for loan losses ....................................         400          475
                   Amortization and accretion, net ..............................          48          398
                   Amortization and core deposit intangible .....................         391           26
                   Change in other operating assets and liabilities, net ........     (10,660)      (1,960)
                                                                                    ---------    ---------
                             Total Adjustments ..................................      (9,442)        (975)
                                                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES .......................................   ($  2,442)   $   5,663

Cash Flows From Investing Activities:
            Net decrease (increase) in interest bearing deposits with other banks       3,828       (1,894)
            Proceeds from maturities and sales of:
                   Investment securities available for sale .....................     135,545      117,722
                   Investments held to maturity .................................       7,960        3,406
            Purchase of:
                   Investment securities available for sale .....................    (154,564)    (138,822)
                   Investment securities held to maturity .......................        (708)        (173)
            Increase in loans ...................................................     (14,785)     (10,727)
            Proceeds from sale of other assets ..................................       3,507        1,747
            Capital expenditures ................................................        (557)        (130)
            Net cash used in acquisition ........................................      (1,298)           0
                                                                                    ---------    ---------

            NET CASH USED IN INVESTING ACTIVITIES ...............................     (21,072)     (28,871)

Cash Flows from Financing Activities:
            Net decrease in demand deposits, NOW accounts and
                 savings accounts ...............................................      28,943      (15,448)
            Net decrease in certificates of deposit .............................      (9,121)      (4,106)
            Net (decrease) increase in short-term borrowed funds ................      (2,005)       2,840
            Net purchase and sale of treasury stock .............................           0          (18)
            Dividends paid ......................................................      (2,544)      (2,118)
            Proceeds from exercise of stock options .............................         124           59
                                                                                    ---------    ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................      15,397      (18,791)
                                                                                    ---------    ---------

Net decrease in cash and cash equivalents .......................................      (8,117)     (41,999)
Cash and cash equivalents at beginning of year ..................................      49,827       76,758
                                                                                    ---------    ---------

Cash and cash equivalents at June 30 ............................................   $  41,710       34,759
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

See Notes to Consolidated Financial Statements.

                            SECURITY BANC CORPORATION


                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of June 30, 1997 and the results of operations and cash flows for the six month periods ended June 30, 1997 and June 30, 1996.

NOTE B - TAXES

The effective tax rate of 31% is considerably lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $20,607,000.00 invested in tax exempt municipal securities.


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

RESULTS OF OPERATIONS

Net income was $7,000,000 for the first six months of 1997, compared to $6,638,000 for the same period in 1996. Earnings per share were $1.16 for the first six months, a 5% increase over last year's $1.10.

Total assets were $838,251,000 at June 30, 1997 compared to 1996's assets of $662,936,000. For the first six months of 1997, return on average equity was 13.74% and return on average assets was 1.69%.

Net interest income on a fully taxable equivalent basis for the first six months of 1997 was $19,012,000 compared to the $16,280,000 realized in the same period of 1996.

The allowance for loan losses was $6,852,000 in the first six months of 1997 and $5,609,000 in the first six months of 1996. The allowance for losses as a percent of loans and leases outstanding was 1.23% at June 30, 1997 and l.38% at June 30, 1996.

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

                                                          December 31
                                   June 30,  --------------------------------------
                                    1997      1996      1995      1994       1993
                                    ----      ----      ----      ----       ----

Non-accrual loans                 $3,659    $4,123    $2,772    $2,598    $2,229

Accruing loans past due
    90 days or more                1,802     1,709     1,543       561       245

Total other operating income was $3,200,000 and $3,027,000 during the first six months of 1997 and 1996 respectively. Trust income increased 14%. There was a 2% increase in service charges on deposits, and a 43% increase in other charges, rents and fees. Total securities gains for the first six months of 1997 were $106,000 or $69,000 after tax. Total securities gains for the same period of 1996 were $358,000 or $233,000 after tax.

PART 1    ITEM 2 - PAGE  2

SECURITY BANC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

Total operating expenses increased during the first three months, 28% over the similar period of 1996. Salaries, wages and employee benefits increased 22% over 1996. Equipment and net occupancy expenses during the first six months were $1,364,000 and $1,170.000 for 1997 and 1996 respectively, which reflects a 17% increase. Other operating expenses increased 40% over 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION
     The material changes that have occurred in the Registrant's financial condition during 1997 are as follows (000s):

                                                              June 30,            Dec  31,
                                                                1997                1996                $+/-          %+/-
                                                                ----                ----                ----          ----
         Cash and due from banks                             $39,510             $36,527               2,983             8
         Interest bearing deposits with other banks            1,500               1,500                   0             0
         Securities                                          201,527             190,983              10,544             6
         Federal funds sold                                    2,200              13,300             (11,100)          (83)
         Loans and leases                                    555,166             540,768              14,398             3
         Funds purchased and repos                            31,776              32,183                (407)           (1)
         Demand Deposits
            Non interest bearing                             111,439             107,913               3,526             3
            Interest bearing                                 145,121             122,996              22,125            18
         Savings Deposits                                    157,444             154,153               3,291             2
         Time Deposits                                       272,894             281,973              (9,079)           (3)
         FHLB Advances                                         9,956              11,574              (1,618)          (14)

LIQUIDITY AND CAPITAL RESOURCES
     The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans, and Federal Funds sold. The Corporation has a cumulative gap of ($27,371,000) at the one year interval or a cumulative gap ratio of .91.

CAPITAL RESOURCES
     The table below illustrates the Company's subsidiary banks regulatory capital ratios at June 30,1997 under the year end 1992 requirements: (000s)

     Tier 1 Capital                                                         $ 90,568
     Tier 2 Capital                                                            6,600
     --------------                                                         --------
                TOTAL QUALIFYING CAPITAL                                    $ 97,168
                                                                            --------
     Risk Adjusted Total Assets (including off balance exposures)           $527,738
                                                                            ========


     Tier 1 Risk-Based Capital Ratio                                           17.16%
     Total Risk-Based Capital Ratio                                            18.41%
     Tier 1 Leverage Ratio                                                     10.95%

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


             ITEM 1    Legal Proceedings                          Inapplicable

             ITEM 2    Changes in Securities                      Inapplicable

             ITEM 3    Defaults upon Senior Securities            Inapplicable

             ITEM 4    Submission of Matters to a Vote            Inapplicable
                       of Security Holders

             ITEM 5    Other Information

                       Security National Bank, a subsidiary
                       of the Company, has entered into an
                       agreement to purchase The Fifth Third
                       Bank Jeffersonville Ohio office. The
                       Fayette County site, 2 S. Main St.,
                       will add approximately $10,500,000 of
                       deposits. This purchase is contingent
                       upon regulatory approval.

             ITEM 6    Exhibits and Reports on Form 8-K           Inapplicable

                          SECURITY BANC CORPORATION


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION


By   /s/ Thomas L. Miller
  ------------------------------------
     Thomas L. Miller
     Vice President/Controller


By /s/ J. William Stapleton
  ------------------------------------
     J. William Stapleton
     Executive Vice President/CFO


Aug 8, 1997