Form 10-Q
period 1997-09-30
SECURITY BANC CORP
filed 1997-11-13
CIK 763956

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
    For the period ended  September  30, 1997
                         ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.
    For the transition period from                      to
                                   --------------------    --------------------

    Commission File Number:  0-13655
                            ----------

                            Security Banc Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               31-1133284
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

40 South Limestone Street, Springfield, OH                        45502
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


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

                              X   Yes              No
                             ---              ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

           Class                                   Outstanding at Oct. 15, 1997
------------------------------                     ----------------------------
Common Stock, $3.125 Par Value                              6,059,441

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX

                                                                                                    PAGE NO.
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  September 30, 1997 and December 31, 1996.                                           3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended September 30, 1997
                  and September 30, 1996.                                                             4

                  Consolidated Condensed Statements of Income for the nine (9)
                  months ended September 30, 1997 and September 30, 1996.                             5

                  Consolidated Condensed Statements of Cash
                  Flows for the nine (9) months ended September 30,
                  1997 and September 30, 1996.                                                        6

                  Notes to Consolidated Condensed Financial
                  Statements.                                                                         7

         Item 2 -  Management's Discussion and Analysis of
                   Condition and Results of Operations                                                8-9

Part II - Other Information                                                                           10

Signature                                                                                             11

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                            Sept. 30      Dec 31
                                                              1997         1996
                                                              ----         ----
                                                                (in thousands)
ASSETS
Cash and due from banks                                     $ 28,854     $ 36,527
Federal funds sold                                            31,370       13,300
                                                            --------     --------
                  TOTAL CASH AND CASH EQUIVALENT              60,224       49,827
                                                            --------     --------

Interest bearing deposits with other banks                     2,700        1,500
Investments (Market Value $150,949 @9-30-97,
                          $191,970 @ 12-31-96)               150,545      190,983

Loans:  Commercial and agricultural                          244,947      212,046
        Real estate and mortgage                             222,635      234,935
        Consumer                                              87,716       93,787
                                                            --------     --------
                   TOTAL LOANS                               555,298      540,768

Less:  Allowance for Loan Losses                               6,343        6,827
                                                            --------     --------
                   NET LOANS                                 548,955      533,941

Premises & Equipment                                           8,535        8,431
Other Assets                                                  36,426       31,652
                                                            --------     --------
                  TOTAL ASSETS                              $807,385     $816,334
                                                            ========     ========
LIABILITIES
Non-interest bearing deposits                               $107,547     $107,913
Interest bearing demand deposits                             124,995      122,996
Savings deposits                                             151,884      154,153
Time deposits, $100,000 and over                              39,520       54,219
Other time deposits                                          233,380      227,754
                                                            --------     --------
                  TOTAL DEPOSITS                             657,326      667,035

Fed funds purchased and securities sold
 under agreement to repurchase                                22,891       32,183
Federal Home Loan Bank Term Advances                          14,895       11,574
Other liabilities                                              5,840        4,748
                                                            --------     --------
                  TOTAL LIABILITIES                         $700,952     $715,540
                                                            --------     --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $3.125)                             $ 19,688     $ 19,658
Shares authorized  11,000,000
Shares issued    6,300,041 - 1997
                 6,285,696 - 1996
Surplus                                                       21,784       21,670
Retained earnings                                             67,931       62,557
Net unrealized gain on investment securities classified
     as available for sale (net of income tax)                   223          102

       Less:  Treasury Stock, 240,600 shares                   3,193        3,193
                                                            --------     --------
TOTAL SHAREHOLDERS' EQUITY                                   106,433      100,794
                                                            --------     --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                        $807,385     $816,334
                                                            ========     ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                     September 30     September 30
                                                                         1997             1996
                                                                         ----             ----
                                                                       (in thousands except
                                                                          per share data)
Interest Income                                                         $15,830          $12,522
Interest Expense                                                          6,235            4,539
                                                                        -------          -------

NET INTEREST INCOME                                                       9,595            7,983

Provision for loan losses                                                   700              700
                                                                        -------          -------

          NET INTEREST INCOME AFTER PROVISION FOR
           LOAN LOSSES                                                    8,895            7,283

OTHER OPERATING INCOME
          Trust Income                                                      384              345
          Service charges on deposit accounts                               794              666
          Securities, Gains (Losses)                                        108                5
          Other charges, rents and fees                                     694              328
                                                                        -------          -------

                                       TOTAL OTHER OPERATING INCOME       1,980            1,344

OPERATING EXPENSES
          Salaries and employee benefits                                  2,725            2,175
          Equipment and occupancy expense                                   719              550
          Other operating expense                                         2,383            1,704
                                                                        -------          -------

                                            TOTAL OPERATING EXPENSE       5,827            4,429

INCOME BEFORE TAXES                                                       5,048            4,198
          Income taxes (See Note B)                                       1,554            1,025
                                                                        -------          -------

NET INCOME                                                              $ 3,494          $ 3,173
                                                                        =======          =======

          Per share*                                                    $   .58          $   .53

          Cash dividends
           per share                                                    $   .21          $   .19

*Earnings per common share is calculated using weighted average shares outstanding of 6,059,175 for 1997 and 6,034,535 for 1996.

See notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                      Sept. 30,        Sept. 30,
                                                                        1997             1996
                                                                        ----             ----
                                                                         (in thousands except
                                                                            per share data)
Interest Income                                                        $46,820          $37,293
Interest Expense                                                        18,728           13,721
                                                                       -------          -------

NET INTEREST INCOME                                                     28,092           23,572

Provision for loan losses                                                1,100            1,175
                                                                       -------          -------

          NET INTEREST INCOME AFTER PROVISION FOR
           LOAN LOSSES                                                  26,992           22,397

OTHER OPERATING INCOME
          Trust Income                                                   1,151            1,015
          Service charges on deposit accounts                            2,128            1,970
          Securities, Gains (Losses)                                       213              363
          Other charges, rents and fees                                  1,687            1,022
                                                                       -------          -------

                                       TOTAL OTHER OPERATING INCOME      5,179            4,370

OPERATING EXPENSES
          Salaries and employee benefits                                 8,164            6,641
          Equipment and occupancy expense                                2,083            1,719
          Other operating expense                                        6,794            4,854
                                                                       -------          -------

                                       TOTAL OPERATING EXPENSE          17,041           13,214

INCOME BEFORE TAXES                                                     15,130           13,553
          Income taxes (See Note B)                                      4,637            3,741
                                                                       -------          -------

NET INCOME                                                             $10,493          $ 9,812
                                                                       =======          =======

          Per share*                                                   $  1.73          $  1.63

          Cash dividends
           per share                                                   $   .63          $   .57

*Earnings per common share is calculated using weighted average shares outstanding of 6,057,538 for 1997 and 6,022,677 for 1996.

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Sept. 30,           Sept. 30,
                                                                                       1997                1996
                                                                                           (IN THOUSANDS)
Cash Flows from Operating Activities:
            Net Income ...........................................................  $  10,493           $   9,812
            Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation .................................................        777                 671
                    (Gain)/Loss on sale of the following:
                      Investment Securities available for sale ...................       (221)               (362)
                      Investment Securities held to maturity .....................          0                  (1)
                      Other Assets ...............................................       (103)                (10)
                    Provision for loan losses ....................................      1,100               1,175
                    Amortization and accretion, net ..............................        (19)                630
                    Amortization and core deposit intangible .....................        592                  40
                    Change in other operating assets and liabilities, net ........    (13,669)             (2,074)
                           Total Adjustments .....................................    (11,543)                 69

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................     (1,050)              9,881

Cash Flows From Investing Activities:
            Net decrease(increase) in interest bearing deposits with other banks..      4,035              (1,880)
            Proceeds from maturities and sales of:
                    Investment securities available for sale .....................    187,529             125,546
                    Investments held to maturity .................................     12,366               6,205
            Purchase of:
                    Investment securities available for sale .....................   (159,705)           (143,167)
                    Investment securities held to maturity .......................       (722)               (467)
            Increase in loans ....................................................    (16,303)            (18,357)
            Proceeds from sale of other assets ...................................      5,694               1,735
            Capital expenditures .................................................       (767)               (186)
            Net cash used in acquisition .........................................     (1,302)                  0

            NET CASH USED IN INVESTING ACTIVITIES ................................     30,825             (30,571)

Cash Flows from Financing Activities:
            Net decrease in demand deposits, NOW accounts and
                 savings accounts ................................................       (638)             (2,549)
            Net decrease  in certificates of deposit .............................     (9,115)             (8,227)
            Net (decrease) increase in short-term borrowed funds .................     (5,952)             11,914
            Net purchase and sale of treasury stock ..............................          0                 (18)
            Dividends paid .......................................................     (3,816)             (3,093)
            Proceeds from exercise of stock options ..............................        143                 324

            NET CASH PROVIDED BY FINANCING ACTIVITIES ............................    (19,378)             (1,649)

Net increase (decrease) in cash and cash equivalents .............................     10,397             (22,339)
Cash and cash equivalents at beginning of year ...................................     49,827              76,758

Cash and cash equivalents at September 30 ........................................  $  60,224           $  54,419

See Notes to Consolidated Financial Statements.

                            SECURITY BANC CORPORATION


                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of September 30, 1997 and the results of operations and cash flows for the nine month periods ended September 30, 1997 and September 30, 1996.


NOTE B - TAXES

The effective tax rate of 31% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $16,182,000.00 invested in tax exempt municipal securities.


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

RESULTS OF OPERATIONS
Net income was $10,493,000 for the first nine months of 1997, compared to $9,812,000 for the same period in 1996. Earnings per share were $1.73 for the first nine months, a 6% increase over last year's $1.63.

Total assets were $807,385,000 at Sept. 30, 1997 compared to 1996's assets of $682,195,000. For the first nine months of 1997, return on average equity was 13.57% and return on average assets was 1.69%.

Net interest income on a fully taxable equivalent basis for the first nine months of 1997 was $28,800,000 compared to the $24,592,000 realized in the same period of 1996.

The allowance for loan losses was $6,343,000 in the first nine months of 1997 and $5,597,000 in the first nine months of 1996. The allowance for losses as a percent of loans and leases outstanding was 1.14% at Sept. 30, 1997 and l.36% at Sept. 30, 1996.

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

                                                                           December 31
                                                 Sept. 30,      ---------------------------------
                                                   1997          1996     1995     1994     1993
                                                 ---------       ----     ----     ----     ----
         Non-accrual loans                        $2,671        $4,123   $2,772   $2,598   $2,229

         Accruing loans past due
             90 days or more                       1,688         1,709    1,543      561      245

Total other operating income was $5,179,000 and $4,370,000 during the first nine months of 1997 and 1996 respectively. Trust income increased 13%. There was a 8% increase in service charges on deposits, and a 94% increase in other charges, rents and fees. Total securities gains for the first nine months of 1997 were $213,000 or $138,000 after tax. Total securities gains for the same period of 1996 were $363,000 or $263,000 after tax.

PART 1    ITEM 2 - PAGE  2

SECURITY BANC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

Total operating expenses increased during the first nine months, 29% over the similar period of 1996. Salaries, wages and employee benefits increased 23% over 1996. Equipment and net occupancy expenses during the first nine months were $2,083,000 and $1,719.000 for 1997 and 1996 respectively, which reflects a 21% increase. Other operating expenses increased 40% over 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION
    The material changes that have occurred in the Registrant's financial condition during 1997 are as follows (000s):

                                                        SEPT. 30,     DEC  31,
                                                             1997         1996           $+/-      %+/-
                                                             ----         ----           ----      ----
       Cash and due from banks                            $28,854      $36,527         (7,673)      (21)
       Interest bearing deposits with other banks           2,700        1,500          1,200        80
       Securities                                         150,545      190,983        (40,438)      (21)
       Federal funds sold                                  31,370       13,300         18,070       136
       Loans and leases                                   555,298      540,768         14,530         3
       Funds purchased and repos                           22,891       32,183         (9,292)      (29)
       Demand Deposits
         Non interest bearing                             107,547      107,913           (366)        0
         Interest bearing                                 124,995      122,996          1,999         2
       Savings Deposits                                   151,884      154,153         (2,269)       (1)
       Time Deposits                                      272,900      281,973         (9,073)       (3)
       FHLB Advances                                       14,895       11,574          3,321        29

LIQUIDITY AND CAPITAL RESOURCES
    The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The Corporation's liquidity sources consist of short term marketable securities, maturing loans, and Federal Funds sold. The Corporation has a cumulative gap of $15,517,000 at the one year interval or a cumulative gap ratio of 1.05.

CAPITAL RESOURCES
    The table below illustrates the Company's subsidiary banks regulatory capital ratios at Sept. 30,1997 under the year end 1992 requirements: (000s)

    Tier 1 Capital                                                       $ 92,985
    Tier 2 Capital                                                          6,343
                                                                         --------
           TOTAL QUALIFYING CAPITAL                                      $ 99,328
                                                                         --------
    Risk Adjusted Total Assets (including off balance exposures)         $528,387
                                                                         ========


    Tier 1 Risk-Based Capital Ratio                                        17.60%
    Total Risk-Based Capital Ratio                                         18.80%
    Tier 1 Leverage Ratio                                                  11.47%

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


ITEM 1        Legal Proceedings                                 Inapplicable

ITEM 2        Changes in Securities                             Inapplicable

ITEM 3        Defaults upon Senior Securities                   Inapplicable

ITEM 4        Submission of Matters to a Vote                   Inapplicable
              of Security Holders

ITEM 5        Other Information:
              Security National Bank, a subsidiary of The
              Company, has purchased The Fifth Third Bank,
              Jeffersonville, Ohio office. The Fayette county site, 2 S. Main Street, has approximately $11,500,000.00 of deposits.
              This purchase was completed October 7, 1997.

ITEM 6        Exhibits and Reports on Form 8-K                  Inapplicable

                            SECURITY BANC CORPORATION


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller
  -------------------------------------
     Thomas L. Miller
     Vice President/Controller



By /s/ J. William Stapleton
  -------------------------------------
     J. William Stapleton
     Executive Vice President/CFO



November 10, 1997