Form 10-K/A
period 1996-12-31
SECURITY BANC CORP
filed 1997-12-10
CIK 763956

                                  10-K/A NO. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12,13, OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

          (a) Report of Independent Auditors -- Signature in typed form

          (b) Separate report of other auditors pursuant to Rule 2-05 of Regulation SX

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION


By /s/ Thomas L. Miller                                Date: December 5, 1997
   -----------------------------                             ------------------
   Thomas L. Miller
   Vice President/Controller


                                                 TOTAL NUMBER OF PAGES     3
                                                                        -------
10-K/A NO. 2                           1

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS



        Board of Directors

        Security Banc Corporation



                  We have audited the accompanying consolidated statement of condition of Security Banc Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Security Banc Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Security Banc Corporation and Citnat Bancorp (Citnat), which as been accounted for using the pooling of interests accounting method as described in Note 2 to the consolidated financial statements. We did not audit the 1995 and 1994 financial statements of Citnat, which statements reflect total assets constituting 26% for 1995 and net income constituting 15% for 1995 and 14% for 1994 of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Citnat, is based solely on the report of other auditors.

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

                  In our opinion based on our audits and for 1995 and 1994 the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Banc Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


        /s/ Ernst and Young


        Columbus, Ohio

        January 23, 1997

        10-K/A NO. 2                   2

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
CitNat Bancorp, Inc.
Urbana, Ohio

We have audited the accompanying consolidated balance sheets of CitNat Bancorp, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CitNat Bancorp, Inc. as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for impaired loans in 1995 and certain investment securities in 1994 to comply with new accounting guidance.


                                              /s/Crowe, Chizek and Company LLP


Columbus, Ohio
January 5, 1996

--------------------------------------------------------------------------------
10-K/A NO. 2                           3