Form 10-K405
period 1997-12-31
SECURITY BANC CORP
filed 1998-03-25
CIK 763956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities register pursuant to Section 12(g) of the Act:
                         Common Stock, $3.125 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $330,574,437.00 as of January 10, 1998.

The number of shares outstanding of the Registrant's common stock, $3.125 par value per share as of January 21, 1998 was 6,065,586 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholder's Report for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Shareholder's Meeting to be held April 21, 1998 are incorporated by reference into Part III.

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                                         Page No.
                                                                                         --------
PART I
         Item 1.  Business...........................................................    3 thru 17

         Item 2.  Properties.........................................................           18

         Item 3.  Legal Proceedings..................................................           19

         Item 4.  Submission of Matters to a Vote of Security Holders................           19

PART II
         Item 5.  Market for Registrant's Common Equity and Related Shareholder
                    Matters  ........................................................           19

         Item 6.  Selected Financial Data............................................           19

         Item 7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................           19

         Item 8.  Financial Statements and Supplementary Data........................           19

         Item 9.  Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.........................................           19

PART III
         Item 10. Directors and Executive Officers of The Registrant.................           20

         Item 11. Executive Compensation.............................................           20

         Item 12. Security Ownership of Certain Beneficial Owners and Management.....           21

         Item 13. Certain Relationships and Related Transactions.....................           21

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....   21 thru 22

SIGNATURES...........................................................................           23

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

         Security was the parent of the Security Community Urban Redevelopment Corporation. The subsidiary was an Ohio Corporation organized in 1975 and dissolved in 1997. It was organized solely to own Security's main office building. Presently, Security owns the Main Office building.

         All of the Company's banking centers are located in Champaign, Clark, Fayette, Greene, Madison and Miami Counties in the state of Ohio.

As of December 31, 1997, the Company's consolidated total assets rounded to the nearest thousand, were $839,605,000 including total loans of $562,005,000. On that date, total deposits were $677,391,000 and capital accounts totaled $108,736,000.

The Company's subsidiaries provide full service banking to individuals as well as to industry and governmental subdivisions through each of its twenty-four banking centers.

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

There were no material changes or developments during 1997 in the business done by the Company.

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

Employees
---------

As of December 31, 1997, there were no full time employees of the Registrant. Affiliates of the Registrant had full time equivalent employees of 341 of whom 59 were officers.

Statistical Information
-----------------------

Pages 7 through 17 contain statistical information on the Company and its subsidiaries.

Investment Portfolio

The following table sets forth the carrying amount of investment securities at the dates indicated. (000s)

                                                              December 31
                                                              -----------
                                                     1997         1996         1995
                                                     ----         ----         ----
Available for Sale Investments:
    U. S. Treasury                                 $116,011     $136,020     $128,185
    U. S. Government Agencies and Corporations       12,887       15,419       15,844
    Corporate Bonds                                     250        1,464        2,240
    Mortgage Backed Securities                          135        2,387            0
    Equity Securities                                   356          485        1,463
                                                   --------     --------     --------
Total Available for Sale Investments               $129,639     $155,775     $147,732
Held to Maturity Investments:
    U. S. Treasury                                 $      0     $      0     $    605
    State and Political Subdivisions                 13,262       28,530       32,517
    Mortgage Backed Securities                        3,484        4,010        1,468
    Federal Reserve Stock and Other                   2,794        2,668        1,539
                                                                --------     --------
Total Held to Maturity Investments                 $ 19,540     $ 35,208     $ 36,129
                                                   --------     --------     --------
Total Carrying Value of Investments                $149,179     $190,983     $183,861
                                                   ========     ========     ========


The following table sets forth the maturities of debt securities at December 31, 1997 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of state and political subdivisions. (000)s

                                                                            Maturing
--------------------------------------------------------------------------------------------------------------------------------
                                                                 After One               After Five
                                            Within                 Within                But Within                 After
                                           One Year              Five Years              Ten Years                Ten Years
                                       Amount     Yield       Amount     Yield        Amount     Yield        Amount     Yield
                                       ------     -----       ------     -----        ------     -----        ------     -----
Available for Sale Investments:
    U. S. Treasury                     $11,796     5.59%     $104,215     5.82%       $    0        0%        $ 0.00         0%
    U. S. Govt. Agencies and Corp.       4,433     6.18%        7,456     6.07%          998     6.37%             0         0%
    Corporate Bonds                        250     6.61%            0        0%            0        0%             0         0%
    Mortgage Backed Securities               0        0%            0        0%            0        0%           135      5.89%

Held to Maturity Investments:
States and Political Subdivisions        7,734     8.77%        3,769     7.52%        1,699    10.29%            60     11.00%
Mortgage-backed Securities                  51     6.13%        1,076     7.32%           80     6.58%         2,277      6.98%
                                       -----------------------------------------------------------------------------------------
                                       $24,264     6.72%     $116,516     5.91%       $2,777     8.77%        $2,472      6.70%

Types of Loans
--------------

The following table summarizes consolidated loans by major category for the five years ending December 31. (000s)

                                                              December 31
                                        1997         1996         1995         1994         1993
                                        ----         ----         ----         ----         ----
       Commercial and Agriculture     $252,053     $212,046     $170,905     $166,116     $152,197
       Real Estate                     225,791      234,935      132,402      130,753      121,906
       Consumer                         84,161       93,787       93,263       98,129       75,322
                                      --------     --------     --------     --------     --------
       TOTAL LOANS                    $562,005     $540,768     $396,570     $394,998     $349,425
                                      ========     ========     ========     ========     ========


Non-accrual loans totaled $3,417,000 and $4,123,000 as of December 31, 1997 and 1996 respectively.

The following table shows the maturity of loans (excluding those in non accrual status) outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. (000s)

                                                                        MATURING
-----------------------------------------------------------------------------------------------------------
                                                 Within        After One But          After
                                               One Year    Within Five Years     Five Years           Total
Commercial, Ag                                 $114,501             $ 62,463       $ 19,006        $195,970
Real Estate-Construction                         10,861                2,200          1,190          14,251
All Other Loans                                  80,580              154,816        112,971         348,367
                                               --------             --------       --------        --------
Total Loans                                    $205,942             $219,479       $133,167        $558,588
                                               ========             ========       ========        ========

Loans maturing after one year with:
Fixed Interest  rate                                                $124,826       $131,875
Variable Interest                                                     94,653          1,292
                                                                    ========       ========
                                                                    $219,479       $133,167
                                                                    ========       ========


RISK ELEMENTS
-------------

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Bank's policy to discontinue accrual of interest on commercial and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. When a consumer loan is uncollectable, the loan is charged off. If there is collateral, it is secured and disposed of. In regards to paragraph 6i of SFAS 118, the amounts are immaterial and, therefore, not disclosed. The following table presents data concerning loans at risk at the end of each period. (000s).

                                   1997        1996         1995        1994        1993
                                   ----        ----         ----        ----        ----
Non-accrual loans                $3,417      $4,123       $2,772      $2,598      $2,229

Accruing loans past
   due 90 days or more           $1,537      $1,709       $1,543        $561        $245

Restructured loans                 $333           0            0           0           0

Other Real Estate owned            $258        $256            0           0           0

Summary of Loan Loss Experience
-------------------------------

This table summarized the Company's loan loss experience for each of the five years ended December 31 (000s)

                                1997          1996         1995         1994          1993
                                ----          ----         ----         ----          ----
Balance at Jan. 1:            $ 6,827       $ 5,336       $5,101       $4,364       $ 4,310
Acquired Allowance                  0          1285            0            0             4

Charge-offs
             Commercial         1,000          1091          248          144           995
             Real Estate            6             4            0           15             5
             Consumer           1,182           868          829          573           419
                              -------       -------       ------       ------       -------
                                2,188          1963        1,077          732         1,419


Recoveries
             Commercial            64            55           97          411           178
             Real Estate           19             0            0            0             0
             Consumer             232           239          265          214           241
                              -------       -------       ------       ------       -------
                                  315           294          362          625           419
                              -------       -------       ------       ------       -------

Net Charge-offs                (1,873)       (1,669)        (715)        (107)       (1,000)

Provision for loan losses       1,300          1875          950          844         1,050
                              -------       -------       ------       ------       -------

Balance at Dec. 31:           $ 6,254       $ 6,827       $5,336       $5,101       $ 4,364
                              =======       =======       ======       ======       =======


Net Charge offs
to average loans                 0.34%         0.39%        0.18%        0.03%         0.30%

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

The amount provided for loan losses exceeded actual net charge-offs by $573,000 in 1997, $206,000 in 1996 and $235,000 in 1995.

It is management's practice to review the allowance on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the allowance at December 31, 1997 of $6,254,000 is adequate.

This table shows allocation of the allowance for loan losses as of the end of the last five years. (000s)

                             12-31-97             12-31-96             12-31-95              12-31-94              12-31-93
                        ------------------   ------------------   ------------------   -------------------   -------------------
                               Percent of           Percent of           Percent of            Percent of            Percent of
                                Loans to             Loans to             Loans to              Loans to              Loans to
                        Amount Total Loans   Amount Total Loans   Amount Total Loans   Amount  Total Loans   Amount  Total Loans
                        ------ -----------   ------ -----------   ------ -----------   ------  -----------   ------  -----------
Commercial and
Agriculture             $1,757     45%       $1,730     39%       $1,075     43%       $1,683      42%       $1,170      44%

Real Estate                331     40%           24     44%           52     33%           52      33%           36      35%

Consumer                   816     15%          826     17%          771     24%          588      25%          303      21%

Additional Reserve
Allocated for current
loans                      757                2,057                1,178                1,280                 1,206

Unallocated              2,593                2,190                2,260                1,498                 1,649
                        ------               ------               ------               ------                ------
                        $6,254    100%       $6,827    100%       $5,336    100%       $5,101     100%       $4,364     100%
                        ======    ===        ======    ===        ======    ===        ======     ===        ======     ===

Deposits
--------

Maturities of time certificates of deposits and other time deposits of $100,000 or more, outstanding at December 31, are summarized as follows: (000s)

                                                      1997           1996
                                                      ----           ----

        Three months or less                       $11,269        $21,041
        Over three months through twelve months     18,380         21,389
        Over one year thru five years               12,096         11,790
                                                    ------         ------
                                                   $41,745        $54,220
                                                   =======        =======

Return on Equity and Assets
---------------------------

The following table shows consolidated operating and capital ratios of the company for each of the last three years:

                                          Year Ended December 31

For the Years                     1997              1996            1995
-------------                     ----              ----            ----

Return on Assets (A)              1.75%             1.92%           1.95%

Return on Equity (B)             13.92%            14.18%          14.91%

Dividend Payout Ratio (C)        37.24%            36.49%          34.60%

Equity to Assets Ratio (D)       12.55%            13.52%          13.07%

---------------------------

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

Off-balance sheet items at December 31  (000s)

                                                       1997              1996
                                                       ----              ----
Unused Commitments

         Open end consumer lines                    $43,267           $45,221
         Other unused commitments                    81,231            70,140

         Letters of Credit                           $2,072            $1,452

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                              IMMEDIATELY ADJUSTABLE    END OF 3/98         END OF 6/98         END OF 9/98         END OF 12/98
                                RUNOFFS      RATE     RUNOFFS    RATE     RUNOFFS    RATE     RUNOFFS    RATE     RUNOFFS    RATE
                                -------      ----     -------    ----     -------    ----     -------    ----     -------    ----
Total Investment Securities           0      0.00%     11,632    5.75%      2,960   10.67%      1,017   11.50%          0    0.00%
Total Short Term Investment           0      0.00%          0    0.00%          0    0.00%          0    0.00%          0    0.00%
Net Loans                        52,198      9.24%     30,975    9.27%     25,782    8.84%     22,247    9.06%     19,210    8.68%
Total Earning Assets             52,198      9.24%     42,607    8.31%     28,742    9.03%     23,264    9.16%     19,210    8.68%
Total Non-Earning Assets          2,502      9.57%          0    0.00%          0    0.00%          0    0.00%          0    0.00%
Total Assets                     54,700      9.26%     42,607    8.31%     28,742    9.03%     23,264    9.16%     19,210    8.68%
Total Noninterest Bearing
Deposits                              1      0.00%          0    0.00%          0    0.00%          0    0.00%          0    0.00%
Total Interest Bearing
Deposits                        207,080      2.87%     26,482    4.86%     24,534    4.90%     21,307    5.27%     16,558    5.31%
Total Deposits                  207,081      2.87%     26,482    4.86%     24,534    4.90%     21,307    5.27%     16,558    5.31%
Total Other Interest Bearing
Liabilities                      30,636      5.13%          0    0.00%          0    0.00%          0    0.00%          0    0.00%
Total Other Liabilities               0      0.00%          0    0.00%          0    0.00%          0    0.00%          0    0.00%
Total Liabilities               237,717      3.16%     26,482    4.86%     24,534    4.90%     21,307    5.27%     16,558    5.31%
Total Equity Capital                  0      0.00%          0    0.00%          0    0.00%          0    0.00%          0    0.00%
Total Liabilities and Capital   237,717      3.16%     26,482    4.86%     24,534    4.90%     21,307    5.27%     16,558    5.31%
Interval GAP                   (183,016)               16,125               4,208               1,957               2,652
Cumulative GAP                 (183,016)             (166,891)           (162,683)           (160,727)           (158,075)
Interval GAP/Earning Assets                (36.75%)              3.20%               0.83%               0.39%               0.53%
Cumulative GAP/Earning Assets              (36.75%)            (33.55%)            (32.72%)            (32.33%)            (31.81%)
Interval Spread:  Earning Assets             6.08%               3.45%               4.13%               3.89%               3.37%
Interval Spread: Total Assets                6.10%               3.45%               4.13%               3.89%               3.37%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                              IMMEDIATELY ADJUSTABLE    END OF 3/98         END OF 6/98         END OF 9/98         END OF 12/98
                                RUNOFFS      RATE     RUNOFFS    RATE     RUNOFFS    RATE     RUNOFFS    RATE     RUNOFFS    RATE
                                -------      ----     -------    ----     -------    ----     -------    ----     -------    ----
Total Investment Securities      1,500       5.05%      7,670     5.76%     2,250     5.93%     4,405    5.80%      5,782     5.73%
Total Short Term Investment     12,555       5.40%      2,200     5.92%         0     0.00%         0    0.00%        500     6.51%
Net Loans                       23,559       9.05%      4,228     8.89%     3,703     8.59%     7,410    8.34%      2,636     9.00%
Total Earning Assets            37,614       7.67%     14,098     6.72%     5,953     7.58%    11,815    7.39%      8,918     6.74%
Total Non-Earning Assets           232       8.81%          0     0.00%         0     0.00%         0    0.00%          0     0.00%
Total Assets                    37,846       7.68%     14,098     6.72%     5,953     7.58%    11,815    7.39%      8,918     6.74%
Total Noninterest Bearing
Deposits                             0       0.00%      2,500     0.00%       831     0.00%       831    0.00%        839     0.00%
Total Interest Bearing
Deposits                         8,120       2.32%     27,617     3.32%    20,476     4.05%    20,725    4.26%     13,629     3.56%
Total Deposits                   8,120       2.32%     30,117     3.05%    21,307     3.89%    21,556    4.09%     14,468     3.35%
Total Other Interest Bearing
Liabilities                        700       4.01%        603     4.42%         0     0.00%         0    0.00%          0     0.00%
Total Other Liabilities              0       0.00%          0     0.00%         0     0.00%         0    0.00%          0     0.00%
Total Liabilities                8,820       2.46%     30,720     3.07%    21,307     3.89%    21,556    4.09%     14,468     3.35%
Total Equity Capital                 0       0.00%          0     0.00%         0     0.00%         0    0.00%          0     0.00%
Total Liabilities and Capital    8,820       2.46%     30,720     3.07%    21,307     3.89%    21,556    4.09%     14,468     3.35%
Interval GAP                    29,026                (16,621)            (15,354)             (9,741)             (5,550)
Cumulative GAP                  29,026                 12,404              (2,950)            (12,691)            (18,241)
Interval GAP/Earning Assets                 22.69%              (11.10%)            (11.42%)            (7.01%)              (3.70%)
Cumulative GAP/Earning Assets               22.69%               11.58%               0.16%             (6.84%)             (10.55%)
Interval Spread:  Earning Assets             5.21%                3.38%               3.53%              3.14%                3.18%
Interval Spread: Total Assets                5.22%                3.65%               3.69%              3.30%                3.39%

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                              IMMEDIATELY ADJUSTABLE    END OF 3/98         END OF 6/98         END OF 9/98         END OF 12/98
                                RUNOFFS      RATE     RUNOFFS    RATE     RUNOFFS    RATE     RUNOFFS    RATE     RUNOFFS    RATE
                                -------      ----     -------    ----     -------    ----     -------    ----     -------    ----
Total Investment Securities       1,385      6.18%         0     0.00%      1,001    6.11%        500    5.12%          0    0.00%
Total Short Term Investment           0      0.00%         0     0.00%          0    0.00%          0    0.00%          0    0.00%
Net Loans                        16,331      9.33%    11,051     9.24%      8,255    8.84%      8,135    8.59%     11,184    8.20%
Total Earning Assets             17,716      9.08%    11,051     9.24%      9,256    8.54%      8,635    8.39%     11,184    8.20%
Total Non-Earning Assets             60     10.77%         0     0.00%          0    0.00%          0    0.00%          0    0.00%
Total Assets                     17,776      9.09%    11,051     9.24%      9,256    8.54%      8,635    8.39%     11,184    8.20%
Total Noninterest Bearing
Deposits                              0      0.00%     1,504     0.00%        752    0.00%          0    0.00%          0    0.00%
Total Interest Bearing
Deposits                          2,091      5.75%     7,562     5.32%     14,555    5.26%     16,251    5.54%      9,453    5.67%
Total Deposits                    2,091      5.75%     9,066     4.43%     15,307    5.00%     16,251    5.54%      9,453    5.67%
Total Other Interest Bearing
Liabilities                      11,000      5.32%         0     0.00%          0    0.00%          0    0.00%          0    0.00%
Total Other Liabilities               0      0.00%         0     0.00%          0    0.00%          0    0.00%          0    0.00%
Total Liabilities                13,091      5.39%     9,066     4.43%     15,307    5.00%     16,251    5.54%      9,453    5.67%
Total Equity Capital                  0      0.00%         0     0.00%          0    0.00%          0    0.00%          0    0.00%
Total Liabilities and Capital    13,091      5.39%     9,066     4.43%     15,307    5.00%     16,251    5.54%      9,453    5.67%
Interval GAP                      4,685                1,985               (6,051)             (7,616)              1,731
Cumulative GAP                    4,685                6,670                  618              (6,998)             (5,267)
Interval GAP/Earning Assets                  3.21%               2.42%              (3.67%)             (5.28%)              1.20%
Cumulative GAP/Earning Assets                3.21%               5.63%               1.95%              (3.33%)             (2.13%)
Interval Spread:  Earning Assets             3.69%               3.93%               3.29%               2.84%               2.54%
Interval Spread: Total Assets                3.70%               4.81%               3.54%               2.84%               2.54%

ITEM 2.  PROPERTIES
         The Security Banc Corporation is headquartered in Springfield, Ohio at 40 South Limestone Street. The subsidiaries of the Company have 24 banking offices located in Ohio. The Company owns 22 of the offices and the other two are leased. Additional information is contained in the Notes to Consolidated Financial Statements, Part IV, Item 14.

ITEM 3.  LEGAL PROCEEDINGS
         Registrant and its subsidiaries are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         1. To elect four directors of Class 1 to serve until the Annual Meeting of Shareholders in 2001 or in the case of each director until his successor is duly elected and qualified.

         2. Adoption of Amendment to Article IV of the Company's Amended Articles of Incorporation changing the number of authorized shares of the Company's Common Stock from eleven million (11,000,000) to eighteen million (18,000,000) shares, changing the par value for each share to one dollar and fifty-six twenty-five cents ($1.5625) which will permit the Board of Directors to declare the subsequent two (2) for one (1) stock split for each share owned.

         3.       Approval of the Corporation's 1998 Stock Option Plan.

         4. To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS The common stock of the Corporation is traded on the over-the-counter market. Transfer agent and registrar is The Registrar and Transfer Co., 10 Commerce Drive, Cranford, NJ 07016. Common stock market prices and dividends on page 13 of the annual shareholders' report for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         The information required by this item is incorporated herein by reference to the registrant's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION The information required by this item is incorporated herein by reference to the registrant's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information required by this item is incorporated herein by reference to the registrant's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information required by this item concerning Directors is incorporated herein by reference to the registrant's 1998 Proxy Statement.

Executive Officers
------------------

The name, age, and position of the Executive Officers of the Registrant as of March, 1998 is listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

Name, Age, Position                Business Experience During Past Five Years
-------------------                ------------------------------------------

    Executive Officers
    ------------------

    Harry O. Egger, 58             Security National Bank and Trust Co.
    Chairman, President, CEO       President 1981 - 1996
                                   Chairman, CEO since 1-1-97

    J. William Stapleton, 45       Security National Bank and Trust Co.
    Executive Vice President/CFO   Vice President since 9-18-84
                                   Executive Vice President since 1-1-97

    William C. Fralick, 43         Security National Bank and Trust Co.
    Vice President                 Vice President since 12-31-84
                                   President since 1-1-97

    Glenda S. Greenwood, 42        Security National Bank and Trust Co.
    Vice President                 Director of Marketing since 12-29-80
                                   Vice President since 1-1-97

    Daniel M. O'Keefe, 53          Security National Bank and Trust Co.
    Vice President                 Vice President/Trust Officer since 1-80

ITEM 11. EXECUTIVE COMPENSATION
         The information required by this item is incorporated herein by reference to the registrant's 1998 Proxy Statement.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required by this item is incorporated herein by reference to the Registrant's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information required by this item is incorporated herein by reference to the Registrant's 1998 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.
         a)      Document filed as part of the report

                 1.   FINANCIAL STATEMENTS

                      The following consolidated financial statements and report of independent auditors of Security Banc Corporation, included in the 1997 Annual Report to its shareholders for the year ended December 31, 1997 are incorporated by reference in Item 8.

                      Report of Independent Auditors

                      Consolidated Statement of Condition, December 31, 1997 and 1996

                      Consolidated Statement of Income for the Years Ending December 31, 1997, 1996, and 1995

                      Consolidated Statement of Shareholders' Equity for the Years Ending December 31, 1997, 1996, and 1995

                      Consolidated Statement of Cash Flows for the Years Ending December 31, 1997, 1996, and 1995

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

         (b)   Reports on Form 8-K - None


         (c)   Exhibits

               13 - Security Banc Corporation 1997 Annual Report

               23 - Consent of Independent Auditors

               27 - Financial Data Schedule

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

                            SECURITY BANC CORPORATION
                  --------------------------------------------
                                  (Registrant)


By  /s/ Harry O. Egger
   -----------------------------------------------
Harry O. Egger, Chairman of the Board and Director
(Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Larry D. Ewald         3-17-98          /s/ Jane N. Scarff         3-17-98
---------------------------                 ---------------------------
Director   Larry D. Ewald                   Director   Jane N. Scarff


/s/ Richard E. Kramer      3-17-98          /s/ Thomas J. Veskauf      3-17-98
---------------------------                 ---------------------------
Director   Richard E. Kramer                Director   Thomas J. Veskauf


/s/ Chester L. Walthall    3-17-98                                     3-17-98
---------------------------                 ---------------------------
Director   Chester L. Walthall              Director


/s/ Larry E. Kaffenbarger  3-17-98                                     3-17-98
---------------------------                 ---------------------------
Director   Larry E. Kaffenbarger            Director


/s/ Robert A. Warren       3-17-98                                     3-17-98
---------------------------                 ---------------------------
Director   Robert A. Warren                 Director


/s/ Harry O. Egger         3-17-98          /s/ J. William Stapleton   3-17-98
---------------------------                 ---------------------------
Chairman of the Board,                      Executive Vice President and
President and CEO                           Chief Financial Officer
Harry O. Egger                              (Principal Financial Officer)
                                            J. William Stapleton

/s/ Thomas L. Miller       3-17-98
---------------------------
Vice President/Controller
Security National Bank
Thomas L. Miller