Form 10-Q
period 1998-03-31
SECURITY BANC CORP
filed 1998-05-14
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission
                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
       For the period ended               March 31, 1998
                            ---------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
       For the transition period from             to             Commission File
                                      -----------    -----------

       Number:                          0-13655
               -----------------------------------------------------------------

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

                              X   Yes             No
                            -----           ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at April 15, 1998
------------------------------                  -----------------------------
Common Stock,  $3.125 Par Value                           6,067,586

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX
                                                                                    PAGE NO.
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  March 31, 1998 and December 31, l997.                               3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended March 31, 1998
                  and March 31, 1997.                                                 4

                  Consolidated Condensed Statements of Cash
                  Flows for the three (3) months ended March 31,
                  1998 and March 31, 1997.                                            5

                  Consolidated Condensed Statements of Shareholders Equity for
                  the three (3) months ended March 31, 1997 and March 31, 1998.       6

                  Notes to Consolidated Condensed Financial
                  Statements.                                                         7

         Item 2 -  Management's Discussion and Analysis of
                     Condition and Results of Operations                              8-13

Part II - Other Information                                                          14

Signature                                                                            15

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31      Dec 31
                                                       1998         1997
                                                       ----         ----
                                                         (in thousands)
ASSETS
Cash and due from banks                              $ 34,136     $ 33,043
Federal funds sold                                     53,375       52,655
                                                     --------     --------
                  TOTAL CASH AND CASH EQUIVALENT       87,511       85,698
                                                     --------     --------

Interest bearing deposits with other banks              2,700        2,700
Investments (Market Value $142,268 @3-31-98,
               $149,531 @ 12-31-97)                   141,915      149,179

Loans:  Commercial and agricultural                   256,010      252,053
        Real estate and mortgage                      227,978      225,791
        Consumer                                       80,772       84,161
                                                     --------     --------
                   TOTAL LOANS                        564,760      562,005

Less:  Allowance for Loan Losses                        6,776        6,254
                                                     --------     --------
                   NET LOANS                          557,984      555,751

Premises and Equipment                                  8,807        8,658
Other Assets                                           35,847       37,619
                                                     --------     --------
                  TOTAL ASSETS                       $834,764     $839,605
                                                     ========     ========
LIABILITIES
Non-interest bearing deposits                        $116,733     $119,373
Interest bearing demand deposits                      134,338      129,351
Savings deposits                                      153,007      151,119
Time deposits, $100,000 and over                       46,045       41,745
Other time deposits                                   233,000      235,803
                                                     --------     --------
                  TOTAL DEPOSITS                      683,123      677,391
Fed funds purchased and securities sold
 under agreement to repurchase                         28,259       30,746
Federal Home Loan Bank Term Advances                    5,848       16,333
Other liabilities                                       6,274        6,399
                                                     --------     --------
                  TOTAL LIABILITIES                  $723,504     $730,869
                                                     --------     --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $3.125)                      $ 19,713     $ 19,707
Shares authorized 11,000,000
Shares issued  6,308,186 - 1998
               6,298,506 - 1997
Surplus                                                21,854       21,831
Retained earnings                                      72,592       70,149
Accumulated other comprehensive income                    294          242

       Less:  Treasury Stock, 240,600 shares            3,193        3,193
                                                     --------     --------
TOTAL SHAREHOLDERS' EQUITY                            111,260      108,736
                                                     --------     --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                 $834,764     $839,605
                                                     ========     ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                                     SECURITY BANC CORPORATION
                             CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                            (UNAUDITED)
                                                                             Three Months Ended
                                                                           March 31       March 31
                                                                             1998           1997
                                                                             ----           ----
                                                                            (in thousands except
                                                                               per share data)
Interest Income                                                            $15,693        $15,063
Interest Expense                                                             5,982          6,095
                                                                           -------        -------

NET INTEREST INCOME                                                          9,711          8,968

Provision for loan losses                                                      200            200
                                                                           -------        -------

          NET INTEREST INCOME AFTER PROVISION FOR
                  LOAN LOSSES                                                9,511          8,768

OTHER OPERATING INCOME
                 Trust Income                                                  360            390
          Service charges on deposit accounts                                  758            663
          Securities, Gains (Losses)                                            44             56
          Other charges, rents and fees                                        712            530
                                                                           -------        -------

                                       TOTAL OTHER OPERATING INCOME          1,874          1,639

OPERATING EXPENSES
          Salaries and employee benefits                                     2,785          2,703
          Equipment and occupancy expense                                      664            685
          Other operating expense                                            2,295          2,149
                                                                           -------        -------

                                       TOTAL OPERATING EXPENSE               5,744          5,537

INCOME BEFORE TAXES                                                          5,641          4,870
          Income taxes (See Note B)                                          1,924          1,486
                                                                           -------        -------

NET INCOME                                                                 $ 3,717        $ 3,384
                                                                           =======        =======

          Basic earnings per share                                         $   .61        $   .56
          Diluted earnings per share                                       $   .61        $   .56
          Cash dividends per share                                         $   .21        $   .21


Weighted average shares outstanding                                      6,065,875      6,055,200

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                          SECURITY BANC CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                                                                                March 31         March 31
                                                                                  1998             1997
                                                                                  ----             ----
                                                                                      (IN THOUSANDS)
                                                                                      --------------
Cash Flows from Operating Activities:
            Net Income                                                          $  3,717         $   3,384
            Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation                                                     266               251
                   (Gain)/Loss on sale of the following:
                     Investment Securities available for sale                        (44)              (57)
                     Other Assets                                                     (7)              (17)
                   Provision for loan losses                                         200               200
                   Amortization and accretion, net                                  (108)              156
                   Amortization and core deposit intangible                          168               188
                   Change in other operating assets and liabilities, net          (5,628)           (1,775)
                                                                                --------         ---------
                             Total Adjustments                                    (5,153)           (1,054)
                                                                                --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ (1,436)        $   2,330

Cash Flows From Investing Activities:
            Net increase in interest bearing deposits with other banks                 0                 0
            Proceeds from maturities and sales of Investment securities
                   available for sale                                              7,524           130,299
            Proceeds from maturities of Investments held to maturity               4,355             7,373
            Purchase of:
                   Investment securities available for sale                       (4,450)         (142,984)
                   Investment securities held to maturity                              0              (708)
            Increase in loans                                                       (811)           (1,362)
            Proceeds from sale of other assets                                     5,532             1,770
            Capital expenditures                                                    (416)             (242)
            Net cash used in acquisition                                               0            (1,015)
                                                                                --------         ---------

            NET CASH USED IN INVESTING ACTIVITIES                                 11,734            (6,869)

Cash Flows from Financing Activities:
            Net increase in demand deposits, NOW accounts and
                 savings accounts                                                  4,235            21,862
            Net increase (decrease) increase in certificates of deposit            1,497              (921)
            Net decrease in short-term borrowed funds                            (12,972)           (7,849)
            Dividends paid                                                        (1,274)           (1,272)
            Proceeds from exercise of stock options                                   29               103
                                                                                --------         ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                             (8,485)           11,923

Net increase in cash and cash equivalents                                          1,813             7,384
Cash and cash equivalents at beginning of year                                    85,698            49,827
                                                                                --------         ---------

Cash and cash equivalents at March 31                                           $ 87,511         $  57,211

See Notes to Consolidated Financial Statements.

                                                     SECURITY BANC CORPORATION
                              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                                                                                                   Accumulated
                                                                                       Treasury       Other
                                                     Common                Retained      Stock    Comprehensive    Comprehensive
(dollars in thousands, except per share amounts)      Stock    Surplus     Earnings     at Cost       Income           Income
=================================================================================================================================
BALANCE AT DECEMBER 31, 1996                        $19,658    $21,670      $62,557     ($3,193)       $102
Net Income                                                                    3,384                                     3,384
Other comprehensive income:
Net unrealized (losses) on securities
    available for sale
    net of income taxes of $403                                                                        (749)             (749)
                                                                                                                        -----
          Total comprehensive income                                                                                    2,635
                                                                                                                        =====
Dividend distributions                                                       (2,288)
Exercise of stock options                                25         78

=================================================================================================================================
BALANCE AT MARCH 31, 1997                            19,683     21,748       63,653      (3,193)       (647)
=================================================================================================================================

BALANCE AT DECEMBER 31, 1997                         19,707     21,831       70,149      (3,193)        242
Net Income                                                                    3,717                                     3,717
Other comprehensive income:
Net unrealized (losses) on securities
    available for sale
    net of income taxes of $28                                                                           52                52
                                                                                                                        -----
          Total comprehensive income                                                                                    3,769
                                                                                                                        =====
Cash dividends on Common Shares ($.21
    per share)                                                               (1,274)
Exercise of stock options                                 6         23

=================================================================================================================================
BALANCE AT MARCH 31, 1998                            19,713     21,854       72,592      (3,193)        294
=================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A  -- Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and March 31, 1997.

NOTE B - TAXES

The effective tax rate of 34% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $9,000,000 invested in tax exempt municipal securities.

NOTE C - SFAS No. 130

As of January 1, 1998, Security Banc Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The new statement requires Security's unrealized gains or losses on securities available-for-sale, which prior to adoption were reported as a separate component of shareholder's equity, to be included in other comprehensive income. Since SFAS No. 130 only requires additional information, it had no impact on Security's financial position or results of operation. Prior year financial statements have been reclassified to conform with the new requirements. Comprehensive income is presented in the Statement of Changes in Shareholders' Equity on page 6.

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

ECONOMIC OUTLOOK
The economy's performance so far in 1998 continues to be good but is not expected to reach 1997 levels. GDP is expected to be in the 2.5% range, down from the 3.6% growth seen in 1997. The consumer continues to drive the economy with rising incomes and confidence. It is projected that housing starts and auto sales will remain at current levels as consumers continue to do well although earnings are expected to soften and capital spending will slow. Overall the economy is positioned to move forward at a slower sustainable pace.

Interest rates in general have remained stable. Short term rates will see little movement until the economy takes a noticeable change in direction. Long term rates reached a 25 year low in February, have rebounded slightly, but remain low. Low rates have contributed to the refinancing binge and helped push the stock market to new highs.

The local economic picture remains sound and is following national trends. Area farmers experienced a good year in 1997 and are expecting more of the same in 1998. Early review of area business financial information shows continued profits for 1997 with good expectations for 1998.

RESULTS OF OPERATIONS
Net income was $3,717,000 for the first three months of 1998, compared to $3,384,000 for the same period in 1997. Basic earnings per share were $.61 for the first three months, a 9% increase over last year's $.56. Diluted earnings per share were $.61 for the first three months, a 9% increase over last year's $.56.

Total assets were $834,764,000 at March 31, 1998 compared to 1997's assets of $832,508,000. For the first three months of 1998, return on average equity was 13.47% and return on average assets was 1.79%.

Interest and fees on loans increased to $12,845,000 for the three months ended March 31, 1998 compared to $11,940,000 for the three months ending March 31, 1997. Average loans were $562,922,000 and $539,153,000 at March 31, 1998 and
1997 respectively, a 4% increase.

Income from securities decreased to $2,103,000 from $2,726,000 for the three months ended March 31, 1998 and 1997 respectively. The decrease occurred because of municipal obligations maturing or being called over the last year. The average outstanding for securities were $144,725,000 and $188,270,000 at March 31, 1998 and 1997 respectively, a 23% decrease.

Interest income from Fed Funds sold and other interest bearing assets increased to $745,000 at March 31, 1998 compared to $397,000 for the three months ended March 31, 1997. The average outstanding for Fed Funds and interest bearing deposits were $53,245,000 and $29,998,000 at March 31, 1998 and 1997 respectively, a 77% increase.

Interest bearing liabilities average outstanding at March 31, 1998 were $595,639,000 compared to $605,138,000 at March 31, 1997. Interest expense decreased to $5,982,000 at March 31, 1998 from $6,095,000 at March 31, 1997, a
2% decrease.

Net interest income on a fully taxable equivalent basis for the first three months of 1998 was $9,825,000 compared to the $9,245,000 realized in the same period of 1997.

Market value per share was $57.25 at March 31, 1998 as compared to $43.50 at March 31, 1997. Book value per share was $18.34 at March 31, 1998 and $16.71 at March 31, 1997. The efficiency ratio was 48% and 50% respectively for March 31, 1998 and March 31, 1997.

PART 1  ITEM 2 (CONT'D.)

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                        For Period Ending March 31
                                                                           1998   (000's)  1997
                                                                           ----            ----
                  Balance at beginning of period                          6,254           6,827
                  Charge-offs:
                       Domestic:
                            Commercial, financial and agriculture           (25)              0
                            Real estate -- construction                                       0
                            Real estate - mortgage                         (284)              0
                            Installment loans to individuals               (247)           (314)
                            Lease financing                                   0               0
                                                                         ------          ------
                                                                           (556)           (314)

                       Recoveries:
                  Domestic:
                            Commercial, financial and agriculture           792              45
                            Real estate -- construction                                       0
                            Real estate -- mortgage                          16               0
                            Installment loans to individuals                 70              57
                            Lease financing                                   0               0
                                                                         ------          ------
                                                                            878             102

                  Net charge-offs                                           322            (212)
                  Additions charged to operations                           200             200
                                                                         ------          ------
                  Balance at end of period                               $6,776          $6,815


Ratio of net charge-offs during the period of average loans
           outstanding during the period                                    .06%           (.04%)

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

                                                            December 31
                                       March 31,  ------------------------------
                                         1998      1997    1996    1995    1994
                                         ----      ----    ----    ----    ----
         Non-accrual loans              $1,818    $3,417  $4,123  $2,772  $2,598

         Accruing loans past due
             90 days or more             1,695     1,537   1,709   1,543     561

         Restructured loans                331       333       0       0       0

         Other real estate owned         1,309       258     256       0       0

Total other operating income was $1,874,000 and $1,639,000 during the first three months of 1998 and 1997 respectively. Trust income decreased 8%. There was a 14% increase in service charges on deposits, and a 33% increase in other charges, rents and fees. Total securities gains for the first three months of 1998 were $44,000 or $29,000 after tax. Total securities gains for the same period of 1997 were $56,000 or $36,000 after tax.

PART 1  ITEM 2 - PAGE 2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $207,000 during the first three months, 4% over the similar period of 1997. Salaries wages and employee benefits increased 3% over 1997. Equipment and net occupancy expenses during the first three months were $664,000 and $685,000 for 1998 and 1997 respectively, which reflects a 3% decrease. Other operating expenses increased 6% over 1997.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
The only material changes (5% or greater) on the consolidated condensed balance sheets were Fed Funds purchased and repos (a decline of 8%) and FHLB advances (a decline of 64%). The number of repo accounts has remained fairly consistent and the average outstanding at March 31, 1998 and 1997 was $28,799,000 and $29,812,000 respectively. FHLB advances declined because the subsidiaries of the Corporation are selling and buying overnight Fed Funds to each other. This will have a positive effect on net interest income by reducing interest expense for the Corporation.

CAPITAL RESOURCES
     The table below illustrates the Company's subsidiary banks regulatory capital ratios at March 31, 1997 under the year end 1992 requirements:
     (000s)

     Tier 1 Capital                                                 $ 98,476
     Tier 2 Capital                                                    6,776
                                                                    --------
            TOTAL QUALIFYING CAPITAL                                $105,252
                                                                    --------
     Risk Adjusted Total Assets(including off balance exposures)    $544,113
                                                                    ========

     Tier 1 Risk-Based Capital Ratio                                   18.10%
     Total Risk-Based Capital Ratio                                    19.34%
     Tier 1 Leverage Ratio                                             12.07%

LIQUIDITY
     The subsidiaries of the Corporation Static Gap analysis is presented on pages 11, 12, and 13.

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                                         IMMEDIATELY ADJUSTABLE   END OF 6/98      END OF 9/98      END OF 12/98      END OF 3/99
                                           RUNOFFS      RATE    RUNOFFS   RATE   RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS   RATE
                                           -------      ----    -------   ----   -------   ----   -------    ----   -------   ----
Total Investment Securities                  1,382      6.30%     1,001   6.11%      500   5.20%        0    0.00%        0   0.00%
Total Short Term Investment                  2,250      5.24%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Net Loans                                   15,631      9.71%    12,033   9.45%    7,999   8.57%   10,238    8.16%    9,107   8.31%
Total Earning Assets                        19,263      8.95%    13,034   9.19%    8,499   8.38%   10,238    8.16%    9,107   8.31%
Total Non-Earning Assets                        58     10.77%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Assets                                19,321      8.95%    13,034   9.19%    8,499   8.38%   10,238    8.16%    9,107   8.31%
Total Noninterest Bearing Deposits               0      0.00%     2,850   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Interest Bearing Deposits              2,014      5.75%    14,251   5.26%   17,793   5.46%    9,640    5.65%    9,360   5.61%
Total Deposits                               2,014      5.75%    17,101   4.38%   17,793   5.46%    9,640    5.65%    9,360   5.61%
Total Other Interest Bearing Liabilities    11,000      5.33%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Other Liabilities                          0      0.00%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Liabilities                           13,014      5.39%    17,101   4.38%   17,793   5.46%    9,640    5.65%    9,360   5.61%
Total Equity Capital                             0      0.00%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Liabilities and Capital               13,014      5.39%    17,101   4.38%   17,793   5.46%    9,640    5.65%    9,360   5.61%
Interval GAP                                 6,307               (4,067)          (9,294)             598              (252)
Cumulative GAP                               6,307                2,240           (7,054)          (6,456)           (6,708)
Interval GAP/Total Assets                               3.79%            (2.45%)          (5.59%)           (0.36%)          (0.15%)
Cumulative GAP/Total Assets                             3.79%             1.35%           (4.24%)           (3.88%)          (4.03%)
Interval GAP/Earning Assets                             4.27%            (0.83%)          (6.35%)            0.41%           (0.17%)
Cumulative GAP/Earning Assets                           4.27%             3.44%           (2.91%)           (2.50%)          (2.68%)
Interval Spread: Earning Assets                         3.55%             3.93%            2.91%             2.51%            2.70%
Interval Spread: Total Assets                           3.56%             4.81%            2.91%             2.51%            2.70%

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                                         IMMEDIATELY ADJUSTABLE   END OF 6/98      END OF 9/98      END OF 12/98      END OF 3/99
                                           RUNOFFS      RATE    RUNOFFS   RATE   RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS   RATE
                                           -------      ----    -------   ----   -------   ----   -------    ----   -------   ----
Total Investment Securities                    117      5.44%     2,912   8.61%        0   0.00%      229    4.75%  100,281   5.82%
Total Short Term Investment                 41,100      5.34%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Net Loans                                   54,933      9.04%    26,390   9.17%   24,021   8.86%   21,231    8.71%   21,058   9.00%
Total Earning Assets                        96,150      7.45%    29,302   9.12%   24,021   8.86%   21,460    8.67%  121,339   6.37%
Total Non-Earning Assets                     1,572      9.10%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Assets                                97,723      7.48%    29,302   9.12%   24,021   8.86%   21,460    8.67%  121,339   6.37%
Total Noninterest Bearing Deposits               0      0.00%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Interest Bearing Deposits             30,049      5.26%    36,059   3.42%   49,911   4.11%   36,806    3.67%   38,354   3.98%
Total Deposits                              30,049      5.26%    36,059   3.42%   49,911   4.11%   36,806    3.67%   38,354   3.98%
Total Other Interest Bearing Liabilities    27,061      4.26%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Other Liabilities                          0      0.00%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Liabilities                           57,110      4.78%    36,059   3.42%   49,911   4.11%   36,806    3.67%   38,354   3.98%
Total Equity Capital                             0      0.00%         0   0.00%        0   0.00%        0    0.00%        0   0.00%
Total Liabilities and Capital               57,110      4.78%    36,059   3.42%   49,911   4.11%   36,806    3.67%   38,354   3.98%
Interval GAP                                40,613               (6,757)         (25,890)         (15,346)           82,984
Cumulative GAP                              40,613               33,856            7,966            7,380            75,604
Interval GAP/Total Assets                               7.59%            (1.26%)          (4.84%)           (2.87%)          15.50%
Cumulative GAP/Total Assets                             7.59%             6.33%            1.49%            (1.38%)          14.13%
Interval GAP/Earning Assets                             7.72%            (1.37%)          (5.23%)           (2.98%)          16.77%
Cumulative GAP/Earning Assets                           7.72%             6.35%            1.12%            (1.86%)          14.91%
Interval Spread: Earning Assets                         2.74%             5.70%            4.75%             4.93%            2.39%
Interval Spread: Total Assets                           2.70%             5.70%            4.75%             5.00%            2.39%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                                        IMMEDIATELY ADJUSTABLE   END OF 6/98      END OF 9/98      END OF 12/98      END OF 3/99
                                           RUNOFFS      RATE   RUNOFFS   RATE   RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS   RATE
                                           -------      ----   -------   ----   -------   ----   -------    ----   -------   ----
Total Investment Securities                  1,500      5.05%    3,250    5.86%   6,405   5.81%   5,782     5.77%    3,900    5.16%
Total Short Term Investment                  9,325      5.45%        0    0.00%       0   0.00%     500     6.51%    2,200    6.00%
Net Loans                                   13,696      9.63%    7,587    8.48%   9,599   8.36%   2,238     9.09%    7,509    8.27%
Total Earning Assets                        24,521      7.76%   10,837    7.69%  16,004   7.34%   8,520     6.68%   13,609    7.02%
Total Non-Earning Assets                       149      9.05%        0    0.00%       0   0.00%       0     0.00%        0    0.00%
Total Assets                                24,670      7.77%   10,837    7.69%  16,004   7.34%   8,520     6.68%   13,609    7.02%
Total Noninterest Bearing Deposits               0      0.00%        0    0.00%       0   0.00%       0     0.00%        0    0.00%
Total Interest Bearing Deposits                  0      0.00%   36,946    3.25%  13,556   5.36%   3,553     5.48%   29,270    3.21%
Total Deposits                                   0      0.00%   36,946    3.25%  13,556   5.36%   3,553     5.48%   29,270    3.21%
Total Other Interest Bearing Liabilities       231      4.95%      641    4.02%       0   0.00%       0     0.00%        0    0.00%
Total Other Liabilities                          0      0.00%        0    0.00%       0   0.00%       0     0.00%        0    0.00%
Total Liabilities                              231      4.95%   37,586    3.26%  13,556   5.36%   3,553     5.48%   29,270    3.21%
Total Equity Capital                             0      0.00%        0    0.00%       0   0.00%       0     0.00%        0    0.00%
Total Liabilities and Capital                  231      4.95%   37,586    3.26%  13,556   5.36%   3,553     5.48%   29,270    3.21%
Interval GAP                                24,439             (26,750)           2,448           4,967            (15,661)
Cumulative GAP                              24,439              (2,311)             136           5,104            (10,558)
Interval GAP/Total Assets                              17.82%           (19.50%)          1.78%             3.62%           (11.42%)
Cumulative GAP/Total Assets                            17.82%            (1.69%)          0.10%             3.72%            (7.70%)
Interval GAP/Earning Assets                            19.50%           (21.47%)          1.96%             3.99%           (12.57%)
Cumulative GAP/Earning Assets                          19.50%            (1.97%)         (0.01%)            3.98%            (8.59%)
Interval Spread: Earning Assets                         2.81%             4.43%           1.98%             1.21%             3.80%
Interval Spread: Total Assets                           2.82%             4.43%           1.98%             1.21%             3.80%

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



May 8, 1998