Form 10-K405/A
period 1997-12-31
SECURITY BANC CORP
filed 1998-06-29
CIK 763956

                                  10-K/A No. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                       AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15 (d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                           SECURITY BANC CORPORATION
               (Exact name of registrant as specified in charter)


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions or its Annual Report on Form 10-K for the year ended December 31, 1997; as set forth in the pages attached hereto:

    ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statement with respect to the Security National Bank and Trust Co. 401(k) Profit Sharing Savings Plan (the "Plan") are filed herewith as
Exhibit 28.1, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of a filing on Form 11-K:


     (a) Report of Independent Auditors

     (b) Statements of Assets Available for Distribution to Plan
         Participants-December 31, 1997 and 1996

     (c) Statements of Changes in Assets Available for Distribution to Plan Participants - years ended December 31, 1997 and 1996

     (d) Notes to Financial Statements

     (e) Schedule of Assets Held for Investment - December 31, 1997

     (f) Schedule of Transactions or Series of Transactions in Excess of 5% of the current value of Plan Assets - year ended December 31, 1997

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

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller                                Date:   June 29, 1998
  ---------------------------------                         ------------------
       Thomas L. Miller
       Vice President/Controller

                              Financial Statements
                         and Other Financial Information

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                     Years ended December 31, 1997 and 1996
                       with Report of Independent Auditors

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                              Financial Statements
                         and Other Financial Information


                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits................................2
Statements of Changes in Net Assets Available for Benefits with
    Fund Information...........................................................3
Notes to Financial Statements..................................................7


Supplemental Schedules

Assets Held for Investment....................................................13
Reportable Transactions.......................................................14

                        Report of Independent Auditors


Plan Committee
   Security Banc Corporation
   401(k) Profit Sharing Savings Plan

We have audited the accompanying statements of net assets available for benefits of the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits with Fund Information for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in the net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment as of December 31, 1997 and reportable transactions for the year ended December 31, 1997 are presented for the purpose of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                               ERNST & YOUNG LLP

Columbus, Ohio
May 8, 1998

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                 Statements of Net Assets Available for Benefits


                                                                                    DECEMBER 31
                                                                               1997            1996
                                                                         ----------------------------------
ASSETS
Investments at fair value:
   Fidelity Advisor Institutional Growth Opportunity Fund                    $    686,913    $    383,011
   Fidelity Advisor LTD Bond Fund                                                  94,274          74,075
   Fidelity Balanced Fund                                                         305,711         233,464
   Fidelity Diversified International Fund                                        236,407          98,635
   Fidelity Institutional Money Market - Government Class T                             -         573,500
   Fidelity Magellan Fund                                                         611,390         439,227
   Kaufmann Fund, Inc.                                                            633,059         341,884
   PNC Temporary Fund                                                             431,402         272,442
   Security Banc Corporation Common Stock                                       7,621,553       3,953,178
   VanGuard Index Fund                                                            962,404         371,741
   Security Investment Account II                                                 369,485               -
                                                                         ----------------------------------
Total Investments                                                              11,952,598       6,741,157
Cash                                                                               21,724               -
                                                                         ----------------------------------
TOTAL ASSETS                                                                   11,974,322       6,741,157


Accrued income                                                                      5,444           2,481
                                                                         ----------------------------------
Net assets available for benefits                                            $ 11,979,765    $  6,743,638
                                                                         ==================================

See accompanying notes.

                       Security Banc Corporation 401(k)
                         Profit Sharing Savings Plan

Statement of Changes in Net Assets Available for Benefits with Fund Information

                         Year ended December 31, 1997

                                                                              MONEY                        BANC CORP.
                                                                              MARKET        BALANCED         STOCK
                                                                               FUND           FUND            FUND
                                                                      -----------------------------------------------

Investment income:
   Net unrealized appreciation in fair value of investments
      net of realized gains and losses                                      $      -       $ 23,731       $2,550,298
   Interest                                                                    2,035              -           23,204
   Dividends                                                                  18,692         35,612          105,449
                                                                      -----------------------------------------------
                                                                              20,727         59,343        2,678,951
                                                                      -----------------------------------------------
Contributions:
   Employer                                                                    9,937          4,051           83,669
   Employee                                                                   23,453          9,918          240,540
                                                                      -----------------------------------------------
                                                                              33,390         13,969          324,209
                                                                      -----------------------------------------------
Total additions                                                               54,117         73,312        3,003,160

Deduction:
   Benefit payments                                                           13,773          6,061           78,696
                                                                      -----------------------------------------------

Net increase prior to transfers between funds                                 40,344         67,251        2,924,464

Transfers between funds                                                      (31,314)       (12,739)         (36,562)
Transfers of net assets of acquired companies                                140,581         22,081          570,505
                                                                      -----------------------------------------------
Total transfers                                                              109,267          9,342          533,943
                                                                      -----------------------------------------------

Net (deductions) additions                                                   149,611         76,593        3,458,407
Net assets available for benefits:
   Beginning of the year                                                     273,570        233,464        4,527,793
                                                                      -----------------------------------------------
   End of the year                                                          $423,181       $310,057       $7,986,200
                                                                      ===============================================



See accompanying notes.





    FIXED                                         AGGRESSIVE         COMMON        CONSERVATIVE
   INCOME         GROWTH       INTERNATIONAL       SMALL CAP       STOCK INDEX        GROWTH
    FUND           FUND            FUND           GROWTH FUND         FUND             FUND              TOTAL
----------------------------------------------------------------------------------------------------------------------



      $ 1,422       $117,739           $ 9,299          $ 28,793       $ 148,100          $ 81,738        $ 2,961,120
          467              -                 -                 -               -                 -             25,706
        4,901         39,219             8,566            19,679          16,995            47,211            296,324
----------------------------------------------------------------------------------------------------------------------
        6,790        156,958            17,865            48,472         165,095           128,949          3,283,150
----------------------------------------------------------------------------------------------------------------------

        2,384         10,858             7,450            19,631          32,730            16,361            187,071
        5,102         28,653            25,012            56,985          88,592            54,534            532,789
----------------------------------------------------------------------------------------------------------------------
        7,486         39,511            32,462            76,616         121,322            70,895            719,860
----------------------------------------------------------------------------------------------------------------------
       14,276        196,469            50,327           125,088         286,417           199,844          4,003,010


        1,437         24,234             3,460             5,112           3,307             1,003            137,083
----------------------------------------------------------------------------------------------------------------------

       12,839        172,235            46,867           119,976         283,110           198,841          3,865,927

         (750)        (7,919)           38,171            41,287          13,578            (3,752)                 -
        8,720         45,540            53,621           126,650         293,690           108,812          1,370,200
----------------------------------------------------------------------------------------------------------------------
        7,970         37,621            91,792           167,937         307,268           105,060          1,370,200
----------------------------------------------------------------------------------------------------------------------

       20,809        209,856           138,659           287,913         590,378           303,901          5,236,127

       74,313        439,227            98,635           341,884         371,741           383,011          6,743,638
----------------------------------------------------------------------------------------------------------------------
      $95,122       $649,083         $ 237,294         $ 629,797       $ 962,119         $ 686,912        $11,979,765
======================================================================================================================

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

 Statement of Changes in Net Assets Available for Benefits with Fund Information

                          Year ended December 31, 1996

                                                                               MONEY                       BANC CORP.       FIXED
                                                                              MARKET        BALANCED         STOCK          INCOME
                                                                               FUND           FUND            FUND           FUND
                                                                       -----------------------------------------------------------

Investment income:
   Net unrealized appreciation (depreciation) in fair
      value of investments net of realized gains and losses                 $      -       $  7,760       $  895,651      $  (507)
   Interest                                                                   12,383              8            5,874        1,823
   Dividends                                                                       -          8,378           81,698            -
                                                                       -----------------------------------------------------------
                                                                              12,383         16,146          983,223        1,316
                                                                       -----------------------------------------------------------

Contributions:
   Employer                                                                    4,436          5,421           72,616        1,131
   Employee                                                                   56,487         62,829          764,087       53,030
                                                                       -----------------------------------------------------------
                                                                              60,923         68,250          836,703       54,161
                                                                       -----------------------------------------------------------
Total additions                                                               73,306         84,396        1,819,926       55,477

Deduction:
   Benefit payments                                                           14,396          3,212           75,476          821
                                                                       -----------------------------------------------------------

Net increase prior to transfers between funds                                 58,910         81,184        1,744,450       54,656

Transfers between funds                                                       (3,240)         1,050           33,720       (1,754)
                                                                       -----------------------------------------------------------

Net (deductions) additions                                                    55,670         82,234        1,778,170       52,902

Net assets available for benefits:
   Beginning of the year                                                     217,900        151,230        2,749,623       21,411
                                                                       -----------------------------------------------------------
   End of the year                                                          $273,570       $233,464       $4,527,793      $74,313
                                                                       ===========================================================

See accompanying notes.



                                     AGGRESSIVE         COMMON        CONSERVATIVE
    GROWTH        INTERNATIONAL       SMALL CAP       STOCK INDEX        GROWTH
     FUND             FUND           GROWTH FUND         FUND             FUND             TOTAL
-------------------------------------------------------------------------------------------------------



      $ (10,807)          $ 6,542           $ 7,983         $ 2,766           $ 2,924        $ 912,312
              6                 2                 -               -               607           20,703
         45,083             1,619               541           3,245                 -          140,564
-------------------------------------------------------------------------------------------------------
         34,282             8,163             8,524           6,011             3,531        1,073,579
-------------------------------------------------------------------------------------------------------


         12,901             6,644             3,425           4,868             2,343          113,785
        153,200            58,326           326,016         358,439           374,857        2,207,271
-------------------------------------------------------------------------------------------------------
        166,101            64,970           329,441         363,307           377,200        2,321,056
-------------------------------------------------------------------------------------------------------
        200,383            73,133           337,965         369,318           380,731        3,394,635


          1,963               219                 -              35                 -           96,122
-------------------------------------------------------------------------------------------------------

        198,420            72,914           337,965         369,283           380,731        3,298,513

        (27,073)          (11,360)            3,919           2,458             2,280                -
-------------------------------------------------------------------------------------------------------

        171,347            61,554           341,884         371,741           383,011        3,298,513


        267,880            37,081                 -               -                 -        3,445,125
-------------------------------------------------------------------------------------------------------
       $439,227          $ 98,635         $ 341,884       $ 371,741         $ 383,011       $6,743,638
=======================================================================================================


                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                          Notes to Financial Statements

                           December 31, 1997 and 1996

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the plan are prepared on the accrual basis.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

VALUATION OF INVESTMENTS AND INCOME RECOGNITION

Marketable securities are stated at fair value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. Investments not traded on the over-the-counter market and listed securities for which no sale was reported on that date are valued at the average of the last reported bid and ask prices. Short-term investment funds are stated at redemption value, which is equal to market value.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend basis.

Unrealized gains and losses are differences between the fair value and cost basis of investments. The cost basis of investments is based on the average cost method.

2.    DESCRIPTION OF THE PLAN

The following description of the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the Plan) provides only general information. Participants should refer to the summary plan description for a more complete description of the Plan's provisions.

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)



2.    DESCRIPTION OF THE PLAN (CONTINUED)

GENERAL

The Plan is a defined contribution plan established on January 1, 1989, which covers all employees meeting specified age requirements and following the completion of one year of credited service (500 hours) with Security National Bank and Trust Co. (the Bank). The Plan is subject to the provision of the Employee Retirement Income Security Act of 1974 (ERISA).

In December of 1996, the Third Savings Employee Stock Ownership Plan was terminated and merged into the Plan. These amounts are shown as employee contributions on the Statement of Changes in Net Assets Available for Benefits with Fund Information.

Effective January 1, 1997, the name of the Plan was changed to the Security Banc Corporation 401(k) Profit Sharing Savings Plan. Also effective January 1, 1997, the Third Savings Employee Savings Protection Plan and the CitNat Bancorp, Inc. Urbana, Ohio, Employee Stock Ownership Plan (With 401(k) Provisions) merged into the Plan.

CONTRIBUTIONS

Participants are not required to make contributions to the Plan; however, they may voluntarily contribute an amount not exceeding 15 percent of their pretax compensation received while a participant during the year. Contributions are also subject to the maximum allowed by Internal Revenue Service (IRS) regulations. The Bank has agreed to voluntarily contribute, each year out of its net profits before deductions for federal income taxes, a percentage of the matchable contributions made by each participant. The Bank is currently matching 50 percent of each participant's contributions up to the first 6 percent of a participant's compensation.

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contributions, Bank's contributions and allocation of earnings or losses. Earnings or losses of the trust fund are allocated quarterly among participants in the proportion that each participant's account balance bears to the total value of all participants' account balances. The Bank pays all expenses of administering the Plan.

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)



2. DESCRIPTION OF THE PLAN (CONTINUED)

VESTING

Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the remainder of their accounts is based on years of continuous service. A participant vests 20 percent per year of credited service for five years and is 100 percent vested after five years of credited service. Forfeitures will be used to reduce future Bank matching contributions or will be allocated to the separate account of each participant.

TERMINATION OF PLAN

Although the Bank has not expressed any intent to do so, the Bank has the right under the Plan to discontinue contributions at any time and terminate the Plan. In the event of termination of the Plan, distribution would be made to participants in the amount of their respective account balances. Under the Plan, all contributions and earnings thereon are immediately vested and fully nonforfeitable.

PAYMENT OF BENEFITS

On termination of service, a participant may receive a lump-sum amount equal to the vested value of his or her account, or upon death, disability or retirement, elect to receive annual installments over a period not to exceed fifteen years.

3. INVESTMENT OPTIONS

Plan participants may allocate their accounts between funds based on an election filed at the start of the quarter after the employee becomes eligible to participate in the Plan. Participants may change their allocation by filing an election prior to the start of each quarter. Effective July 1, 1996, participants may change their allocation at any time.

The Plan provides for six separate investment programs with separate funds.

Money Market Fund - The fund seeks to obtain a high level of current income as is consistent with the preservation of principal and liquidity within the standards of the Portfolio.

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)



3. INVESTMENT OPTIONS (CONTINUED)

Balanced Fund - The fund seeks to obtain as much income as possible, consistent with preservation of capital, by investing in a broadly diversified portfolio of high yielding securities, including common stocks, preferred stocks, and bonds.

Banc Corporation Stock Fund - The fund provides a means to invest in shares of Security National Bank and Trust Co.'s Common Stock, $3.125 par value. Security National Bank and Trust Co. is the parent corporation of the Bank.

Fixed Income Fund - The fund seeks a high rate of income through investment in high and upper-medium grade fixed-income obligations.

Growth Fund - The fund seeks capital appreciation by investing primarily in common stock and securities convertible into common stock that offer potential for growth.

International Fund - The fund seeks capital growth through investments in foreign securities.

Effective July 1, 1996, the Plan added three additional investment options.

Aggressive Small Cap Growth Fund - The fund seeks long-term capital appreciation by investing primarily in common stocks of small and medium-sized companies and securities convertible into common stock.

Common Stock Index Fund - The funds seeks investment results that correspond with the price and yield performance of the S&P 500 index.

Conservative Growth Fund - The fund seeks capital appreciation by investing primarily in common stocks and securities convertible into common stock.

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)

4. INVESTMENTS

The Plan's investments are held by a trustee, the Bank's trust department. The following individual investments represent 5 percent or more of the fair value of assets available for benefits as of December 31, 1997 and 1996:

                                                                   DECEMBER 31
                                                              1997             1996
                                                       ------------------------------------

Fidelity Advisor Institutional Growth
   Opportunity Fund                                           $ 686,913        $ 383,011
Fidelity Institutional Money Market -
   Government Class T                                                 -          573,500
Fidelity Magellan Fund                                          611,390          439,227
Kaufmann Fund, Inc.                                             633,059          341,884
Security Banc Corporation Common Stock                        7,621,553        3,953,178
VanGuard Index Fund                                             962,404          371,741

The Plan's investments (including investments bought, sold, and held during the year) appreciated (depreciated) in carrying value as follows:

                                                             YEAR ENDED DECEMBER 31
                                                              1997             1996
                                                       ------------------------------------
Fidelity Advisor Institutional Growth
    Opportunity Fund                                       $    81,738         $   2,924
Fidelity Advisor LTD Bond Fund                                   1,422              (507)
Fidelity Balanced                                               23,731             7,760
Fidelity Diversified International Fund                          9,299             6,542
Fidelity Magellan Fund                                         117,739           (10,807)
Kaufmann Fund, Inc.                                             28,793             7,983
Security Banc Corporation Common Stock                       2,550,298           895,651
VanGuard Index Fund                                            148,100             2,766
                                                       ------------------------------------
Total                                                      $ 2,961,120         $ 912,312
                                                       ====================================

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)

5. INCOME TAX STATUS

The Internal Revenue Service ruled on January 19, 1996 that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and, therefore, the related trust is not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan was amended effective January 1, 1997 and again November 7, 1997; the plan administrator filed for a new determination letter March 13, 1998. The plan administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

                        Security Banc Corporation 401(k)
                           Profit Sharing Savings Plan

                           Assets Held for Investment

                                December 31, 1997


                                                                                                 FAIR
                     DESCRIPTION                              SHARES            COST             VALUE
-----------------------------------------------------------------------------------------------------------

Fidelity Advisor Institutional Growth                          16,212     $     616,023     $    686,913
   Opportunity Fund
Fidelity Advisor  Interm Bond Fund                              8,894            93,027           94,274
Fidelity Balanced Fund                                         20,020           277,307          305,711
Fidelity Diversified International Fund                        14,656           222,735          236,407
Fidelity Institutional money Market -                         369,485           369,485          369,485
   Government Class T
Fidelity Magellan Fund                                          6,417           515,545          611,390
Kaufmann Fund, Inc.                                            99,381           594,983          633,059
PNC Temporary Fund                                            431,402           431,402          431,402
Security Banc Corporation Common Stock*                       139,845         3,148,485        7,621,553
VanGuard Index Fund                                            10,685           830,209          962,404
                                                                       ====================================
Total assets held for investment                                          $   7,099,200     $ 11,952,599
                                                                       ====================================


* Party in interest to the plan.


                                         Security Banc Corporation 401(k)
                                            Profit Sharing Savings Plan

                                              Reportable Transactions

                                           Year ended December 31, 1997

                                          NUMBER       NUMBER                             NET PROCEEDS
                                            OF           OF       PURCHASE     SELLING        FROM         NET
              DESCRIPTION                PURCHASES     SALES       PRICE        PRICE         SALE         GAIN
--------------------------------------------------------------------------------------------------------------------

CATEGORY (i) - INDIVIDUAL TRANSACTIONS IN EXCESS OF 5% OF PLAN ASSETS
Fidelity Advisor Institutional Growth
   Opportunity Fund                          1                      $113,572
Kaufmann Fund, Inc.                          1                       113,572
Kaufmann Fund, Inc.                          1                       126,650
PNC Temporary Fund                           1           1           274,906  $233,598     $ 233,598   $     -
PNC Temporary Fund                           1                       151,752
VanGuard Index Fund                          1                       293,690
Security Banc Corporation
   Common Stock                              1                       385,000      -            -            -

CATEGORY (iii) - A SERIES OF TRANSACTIONS IN EXCESS OF 5% OF PLAN ASSETS

Fidelity Advisor Institutional Growth
   Opportunity Fund                           60           16      $ 410,467   $ 174,531    $ 188,302     $13,771
Fidelity Institutional Money Market -
   Government Class T                          2            3         11,704     585,204      585,204       -
Fidelity Diversified
   International Fund                         59           11        149,869      18,249       20,417       2,168
Fidelity Magellan Fund                        62           18        166,997      64,034       75,121      11,087
Kaufmann Fund, Inc.                           57           22        358,636      97,553       96,253      (1,300)
PNC Temporary Fund                            64           17        503,117     344,158      344,158       -
Security Banc Corporation Common
   Stock                                      56           36        770,296      29,354       56,387      27,033
Security Investment Account II                63           39      1,397,567   1,028,082    1,028,082       -
VanGuard Index Fund                           67           19        584,967     123,732      141,402      17,670

There were no Category (ii) or (iv) reportable transactions during the year ended December 31, 1997.