Form 10-Q
period 1998-06-30
SECURITY BANC CORP
filed 1998-08-10
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission
                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
        For the period ended         June 30, 1998
                            ----------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
        For the transition period from            to            Commission File
                                      ------------  ------------
        Number:                          0-13655
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

                             X   Yes           No
                           -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at July 15, 1998
-------------------------------                 ----------------------------
Common Stock, $1.5625 Par Value                          12,141,212

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX

                                                                                   PAGE NO.

Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets June 30, 1998
                  and December 31, l997.                                                3

                  Consolidated Condensed Statements of Income for the
                  three (3) months ended June 30, 1998 and June 30, 1997.               4

                  Consolidated Condensed Statement of Income for the six
                  (6) months ended June 30, 1998 and June 30, 1997.                     5


                  Consolidated Condensed Statements of Cash Flows for the six
                  (6) months ended June 30, 1998 and June 30, 1997.                     6


                  Consolidated Condensed Statements of Shareholders Equity for
                  the six (6) months ended June 30, 1997 and June 30, 1998.             7


                  Notes to Consolidated Condensed Financial Statements.                 8


         Item 2 - Management's Discussion and Analysis of Condition and
                  Results of Operations                                                 9-14

Part II - Other Information                                                            15

Signature                                                                              16

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                         June 30          Dec 31
                                                            1998            1997
                                                            ----            ----
                                                             (in thousands)
ASSETS
Cash and due from banks                                 $ 38,401        $ 33,043
Federal funds sold                                        32,940          52,655
                                                        --------        --------
                  TOTAL CASH AND CASH EQUIVALENT          71,341          85,698
                                                        --------        --------

Interest bearing deposits with other banks                 2,700           2,700
Investments (Market Value $138,428 @6-30-98,
               $149,531 @ 12-31-97)                      138,202         149,179

Loans:  Commercial and agricultural                      270,450         252,053
        Real estate and mortgage                         236,733         225,791
        Consumer                                          80,014          84,161
                                                        --------        --------
                  TOTAL LOANS                            587,197         562,005

Less:  Allowance for Loan Losses                           6,917           6,254
                                                        --------        --------
                  NET LOANS                              580,280         555,751

Premises and Equipment                                     9,064           8,658
Other Assets                                              37,305          37,619
                                                        --------        --------
                  TOTAL ASSETS                          $838,892        $839,605
                                                        ========        ========
LIABILITIES
Non-interest bearing deposits                           $116,245        $119,373
Interest bearing demand deposits                         140,596         129,351
Savings deposits                                         156,434         151,119
Time deposits, $100,000 and over                          43,268          41,745
Other time deposits                                      231,042         235,803
                                                        --------        --------
                  TOTAL DEPOSITS                         687,585         677,391
Fed funds purchased and securities sold
 under agreement to repurchase                            26,007          30,746
Federal Home Loan Bank Term Advances                       6,790          16,333
Other liabilities                                          4,669           6,399
                                                        --------        --------
                  TOTAL LIABILITIES                     $725,051        $730,869
                                                        --------        --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                        $ 19,722        $ 19,707
Shares authorized   18,000,000
Shares issued   12,622,412 - 1998
                12,598,330 - 1997
Surplus                                                   21,934          21,831
Retained earnings                                         75,139          70,149
Accumulated other comprehensive income                       239             242

       Less:  Treasury Stock,481,200 shares                3,193           3,193
                                                        --------        --------
TOTAL SHAREHOLDERS' EQUITY                               113,841         108,736
                                                        --------        --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                    $838,892        $839,605
                                                        ========        ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                              SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     (UNAUDITED)
                                                                Three Months Ended
                                                              June 30        June 30
                                                                 1998           1997
                                                                 ----           ----
                                                               (in thousands except
                                                                  per share data)
Interest Income                                               $16,029        $15,927
Interest Expense                                                6,052          6,398
                                                              -------        -------

NET INTEREST INCOME                                             9,977          9,529

Provision for loan losses                                         200            200
                                                              -------        -------

          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                         9,777          9,329

OTHER OPERATING INCOME
          Trust Income                                            426            377
          Service charges on deposit accounts                     801            670
          Securities, Gains (Losses)                               42             50
          Other charges, rents and fees                           763            464
                                                              -------        -------

                          TOTAL OTHER OPERATING INCOME          2,032          1,561

OPERATING EXPENSES
          Salaries and employee benefits                        2,814          2,737
          Equipment and occupancy expense                         675            679
          Other operating expense                               2,231          2,261
                                                              -------        -------

                          TOTAL OPERATING EXPENSE               5,720          5,677

INCOME BEFORE TAXES                                             6,089          5,213
          Income taxes (See Note B)                             2,086          1,597
                                                              -------        -------

NET INCOME                                                    $ 4,003        $ 3,616
                                                              =======        =======
          Basic earnings per share                            $   .33        $   .30
          Diluted earnings per share                          $   .33        $   .30
          Cash dividends per share                            $   .12        $  .105


Weighted average shares outstanding                        12,138,413     12,116,390

See notes to Consolidated Condensed Financial Statements.

                               SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                      (UNAUDITED)
                                                                 Six Months Ended
                                                              June 30,       June 30,
                                                                1998           1997
                                                                ----           ----
                                                               (in thousands except
                                                                  per share data)
Interest Income                                               $31,722        $30,990
Interest Expense                                               12,034         12,493
                                                              -------        -------

NET INTEREST INCOME                                            19,688         18,497

Provision for loan losses                                         400            400
                                                              -------        -------

          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                        19,288         18,097

OTHER OPERATING INCOME
          Trust Income                                            786            767
          Service charges on deposit accounts                   1,559          1,334
          Securities, Gains (Losses)                               86            106
          Other charges, rents and fees                         1,475            993
                                                              -------        -------

                          TOTAL OTHER OPERATING INCOME          3,906          3,200

OPERATING EXPENSES
          Salaries and employee benefits                        5,599          5,439
          Equipment and occupancy expense                       1,339          1,364
          Other operating expense                               4,525          4,411
                                                              -------        -------

                          TOTAL OPERATING EXPENSE              11,463         11,214

INCOME BEFORE TAXES                                            11,731         10,083
          Income taxes (See Note B)                             4,010          3,083
                                                              -------        -------

NET INCOME                                                    $ 7,721        $ 7,000
                                                              =======        =======
          Basic earning per share                             $   .64        $   .58
          Diluted earnings per share                          $   .63        $   .57
          Cash dividends per share                            $  .225        $   .21
          Weighted average shares outstanding              12,135,100     12,113,412

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                          SECURITY BANC CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
                                                                                June 30           June 30
                                                                                  1998              1997
                                                                                  ----              ----
                                                                                      (IN THOUSANDS)
                                                                                      --------------
Cash Flows from Operating Activities:
            Net Income                                                          $  7,721         $   7,000
            Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation                                                     537               507
                   (Gain)/Loss on sale of the following:
                     Investment Securities available for sale                        (86)             (107)
                     Other Assets                                                    (15)              (21)
                   Provision for loan losses                                         400               400
                   Amortization and accretion, net                                  (229)               48
                   Amortization and core deposit intangible                          337               391
                   Change in other operating assets and liabilities, net         (13,384)          (10,660)
                                                                                --------         ---------
                             Total Adjustments                                   (12,440)           (9,442)
                                                                                --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ (4,719)        $  (2,442)

Cash Flows From Investing Activities:
            Net increase in interest bearing deposits with other banks                 0             3,828
            Proceeds from maturities and sales of Investment securities
                   available for sale                                             11,286           135,545
            Proceeds from maturities of Investments held to maturity               8,284             7,960
            Purchase of:
                   Investment securities available for sale                       (6,919)         (154,564)
                   Investment securities held to maturity                         (1,500)             (708)
            Increase in loans                                                    (25,115)          (14,785)
            Proceeds from sale of other assets                                    11,978             3,507
            Capital expenditures                                                    (944)             (557)
            Net cash used in acquisition                                               0            (1,298)
            Purchase of insurance policies                                            (7)                0
                                                                                --------         ---------

            NET CASH USED IN INVESTING ACTIVITIES                                 (2,937)          (21,072)

Cash Flows from Financing Activities:
            Net increase in demand deposits, NOW accounts and
                 savings accounts                                                 13,432            28,943
            Net decrease in certificates of deposit                               (3,238)           (9,121)
            Net decrease in short-term borrowed funds                            (14,282)           (2,005)
            Dividends paid                                                        (2,731)           (2,544)
            Proceeds from exercise of stock options                                  118               124
                                                                                --------         ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                             (6,701)           15,397

Net decrease in cash and cash equivalents                                        (14,357)           (8,117)
Cash and cash equivalents at beginning of year                                    85,698            49,827
                                                                                --------         ---------

Cash and cash equivalents at June 30                                            $ 71,341         $  41,710

See Notes to Consolidated Financial Statements.

                                                      SECURITY BANC CORORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                                                                                                      Accumulated
                                                                                        Treasury            Other
                                                       Common               Retained       Stock    Comprehensive    Comprehensive
(dollars in thousands, except per share amounts)        Stock    Surplus    Earnings     at Cost           Income           Income
===================================================================================================================================
BALANCE AT DECEMBER 31, 1996                          $19,658    $21,670     $62,557     $(3,193)           $ 102
Net Income                                                                     7,000                                         7,000
Other comprehensive income:
Net unrealized (losses) on securities available
    for sale net of income taxes of $86                                                                      (160)            (160)
                                                                                                                             -----
          Total comprehensive income                                                                                         6,840
                                                                                                                             =====
Dividend distributions                                                        (3,843)
Exercise of stock options                                  27         97

===================================================================================================================================
BALANCE AT JUNE 30, 1997                               19,685     21,767      65,714      (3,193)             (58)
===================================================================================================================================

BALANCE AT DECEMBER 31, 1997                           19,707     21,831      70,149      (3,193)             242
Net Income                                                                     7,721                                         7,721
Other comprehensive income:
Net unrealized (losses) on securities available
    for sale net of income taxes of $2                                                                         (3)              (3)
                                                                                                                             -----
          Total comprehensive income                                                                                         7,718
                                                                                                                             =====
Cash dividends on Common Shares ($.225 per share)                             (2,731)
Exercise of stock options                                  15        103

===================================================================================================================================
BALANCE AT JUNE 30, 1998                               19,722     21,934      75,139      (3,193)             239
===================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A -- Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of June 30, 1998 and the results of operations and cash flows for the six month periods ended June 30, 1998 and June 30, 1997.

NOTE B -- TAXES

The effective tax rate of 34% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $6,902,000 invested in tax exempt municipal securities.

NOTE C -- SFAS No. 130

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

NOTE D - Common Share Information

All common share information is adjusted for the 2-for-1 stock split effective May 29, 1998.

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

ECONOMIC OUTLOOK
The US economy completed the first half of 1998 on a positive but uncertain trend. After an extremely strong first quarter, the GDP is expected to slow to a 2% annual rate for the remainder of the year. The effect of the Asian crisis will continue to widen the trade deficit and cause an inventory adjustment as demand for domestic products declines. Orders received by manufacturers softened in April and May as a result of the slowing economy. The housing market remains strong as new home sale rose to record levels. Low interest rates, low unemployment, and rising income levels have fueled the housing sector to its strongest level in 35 years. Retail sales, which accounts for two-thirds of the domestic economic activity, were flat for June after a strong performance in May. Unemployment figures remain low as well as inflation. Consumer prices ticked up in June at the slowest rate in three months led by lower energy and car prices. On the wholesale level prices decreased overall during June after a small increase in May. Overall, the economy remains stable and headed for a slight slowdown.

On the interest rate front the Federal Reserve has left rates unchanged. Assuming the economy doesn't over accelerate and inflation holds at present levels, rate stability will continue. The stock market continues to respond favorably to the interest rate environment and economic stability.

In our market area, a continuing strong economy prevails. Speedway SuperAmerica recently announced a major increase in employment, Navistar is showing positive trends and most businesses remain profitable. The effects of the GM strike, if prolonged, will have a negative effect nationally and locally during the third quarter.

RESULTS OF OPERATIONS
Net income was $7,721,000 for the first six months of 1998, compared to $7,000,000 for the same period in 1997. Basic earnings per share were $.64 for the first six months, a 10% increase over last year's $.58. Diluted earnings per share were $.63 for the first six months, an 11% increase over last year's $.57.

Total assets were $838,892,000 at June 30, 1998 compared to 1997's assets of $838,251,000. For the first six months of 1998, return on average equity was 13.83% and return on average assets was 1.85%.

Interest and fees on loans increased to $26,038,000 for the six months ended June 30, 1998 compared to $24,470,000 for the six months ending June 30, 1997. Average loans were $570,474,000 and $544,017,000 at June 30, 1998 and 1997 respectively, a 5% increase.

Income from securities decreased to $4,150,000 from $5,773,000 for the six months ended June 30, 1998 and 1997 respectively. The decrease occurred because of municipal obligations maturing or being called over the last year. The average outstanding for securities were $141,996,000 and $194,207,000 at June 30, 1998 and 1997 respectively, a 27% decrease.

Interest income from Fed Funds sold and other interest bearing assets increased to $1,534,000 at June 30, 1998 compared to $747,000 for the six months ended June 30, 1997. The average outstanding for Fed Funds and interest bearing deposits were $54,346,000 and $27,608,000 at June 30, 1998 and 1997 respectively, a 97% increase.

Interest bearing liabilities average outstanding at June 30, 1998 were $599,629,000 compared to $612,397,000 at June 30, 1997. Interest expense decreased to $12,034,000 at June 30, 1998 from $12,493,000 at June 30, 1997, a
4% decrease.

Net interest income on a fully taxable equivalent basis for the first six months of 1998 was $19,878,000 compared to the $19,012,000 realized in the same period of 1997.

Market value per share was $30.50 at June 30, 1998 as compared to $23.00 at June 30, 1997. Book value per share was $9.38 at June 30, 1998 and $8.58 at June 30, 1997. The efficiency ratio was 47% and 50% respectively for June 30, 1998 and June 30, 1997.

PART 1  ITEM 2 (CONT'D.)

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                        For Period Ending June 30
                                                                          1998   (000's)  1997
                                                                          ----            ----
                  Balance at beginning of period                          6,254           6,827
                  Charge-offs:
                       Domestic:
                            Commercial, financial and agriculture           (26)              0
                            Real estate -- construction                                       0
                            Real estate -- mortgage                        (284)              0
                            Installment loans to individuals               (453)           (550)
                            Lease financing                                   0               0
                                                                         ------          ------
                                                                           (763)           (550)

                       Recoveries:
                  Domestic:
                            Commercial, financial and agriculture           822              46
                            Real estate -- construction                       0               0
                            Real estate -- mortgage                          50              13
                            Installment loans to individuals                154             116
                            Lease financing                                   0               0
                                                                         ------          ------
                                                                          1,026             175

                  Net charge-offs                                           263            (375)
                  Additions charged to operations                           400             400
                                                                         ------          ------
                  Balance at end of period                               $6,917          $6,852


Ratio of net charge-offs during the period of average loans
           outstanding during the period                                    .05%           (.07%)

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

                                                                         December 31
                                       June 30,       ------------------------------------------------
                                         1998          1997          1996          1995          1994
                                         ----          ----          ----          ----          ----
         Non-accrual loans              $2,524        $3,417        $4,123        $2,772        $2,598

         Accruing loans past due
             90 days or more             2,335         1,537         1,709         1,543           561

         Restructured loans                329           333             0             0             0

         Other real estate owned         1,340           258           256             0             0

Total other operating income was $3,906,000 and $3,200,000 during the first six months of 1998 and 1997 respectively. Trust income increased 2%. There was a 17% increase in service charges on deposits, and a 49% increase in other charges, rents and fees. Total securities gains for the first six months of 1998 were $86,000 or $56,000 after tax. Total securities gains for the same period of 1997 were $106,000 or $69,000 after tax.

PART 1 ITEM 2 - PAGE 2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $249,000 during the first six months, 2% over the similar period of 1997. Salaries, wages and employee benefits increased 3% over 1997. Equipment and net occupancy expenses during the first six months were $1,339,000 and $1,364,000 for 1998 and 1997 respectively, which reflects a 2% decrease. Other operating expenses decreased $4,000 compared to 1997.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------
The material changes (5% or greater) on the consolidated condensed balance sheets are:

Cash and due from Banks - (increase of 16%) because of anticipation of customer activity before Fourth of July weekend.

Federal Funds Sold - (decrease of 37%) because of increased loan demand.

Investments - (decrease of 7%) because of maturities and calls of municipal securities.

Commercial and Agricultural Loans - (increase of 7%) because of strong local economy and loan officer activity.

Allowance for Loan Loss - (increase of 11%) due to increase in provision and recoveries exceeding charge offs.

Interest Bearing Demand Deposits - (increase of 9%) due to increase in public funds money market account dollars.

Fed Funds Purchased and Repos - (decrease of 15%) although the average for 1998 is approximately $2,000,000 higher than 1997.

FHLB Advances - (decrease of 58%) because the subsidiaries of the Corporation are selling and buying overnight Fed Funds from each other reducing the need to borrow externally.

Other Liabilities - (decrease 27%) due to decrease in deferred taxes and FIT payable.

CAPITAL RESOURCES
-----------------
The table below illustrates the Company's subsidiary banks regulatory capital ratios at June 30, 1998 under the year end 1992 requirements: (000s)

Tier 1 Capital                                                     $101,280
Tier 2 Capital                                                        6,917
                                                                   --------
           TOTAL QUALIFYING CAPITAL                                $108,197
                                                                   --------
Risk Adjusted Total Assets (including off balance exposures)       $569,748
                                                                   ========

Tier 1 Risk-Based Capital Ratio                                       17.78%
Total Risk-Based Capital Ratio                                        18.99%
Tier 1 Leverage Ratio                                                 12.21%

LIQUIDITY
---------
The subsidiaries of the Corporation Static Gap analysis is presented on pages 12, 13, and 14.

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                                            IMMEDIATELY
                                            ADJUSTABLE        END OF 9/98       END OF 12/98      END OF 3/99        END OF 6/99
                                          RUNOFFS    RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS    RATE    RUNOFFS   RATE
                                          -------    ----    -------   ----    -------   ----    -------    ----    -------   ----
Total Investment Securities                 1,382    6.30%       499   5.14%         0   0.00%         0    0.00%         0   0.00%
Total Short Term Investment                 2,250    5.24%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Net Loans                                  23,727    9.64%     6,904   8.66%    10,126   8.23%     9,045    8.34%    14,028   8.12%
Total Earning Assets                       27,359    9.11%     7,403   8.42%    10,126   8.23%     9,045    8.34%    14,028   8.12%
Total Non-Earning Assets                       55   10.79%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Assets                               27,414    9.12%     7,403   8.42%    10,126   8.23%     9,045    8.34%    14,028   8.12%
Total Noninterest Bearing Deposits              0    0.00%     3,090   0.00%         0   0.00%       156    0.00%       156   0.00%
Total Interest Bearing Deposits             2,028    5.75%    18,066   5.50%    11,265   5.47%     9,510    5.57%    14,835   5.64%
Total Deposits                              2,028    5.75%    21,156   4.69%    11,265   5.47%     9,666    5.48%    14,991   5.58%
Total Other Interest Bearing Liabilities   12,000    5.40%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Other Liabilities                         0    0.00%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Liabilities                          14,028    5.45%    21,156   4.69%    11,265   5.47%     9,666    5.48%    14,991   5.58%
Total Equity Capital                            0    0.00%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Liabilities and Capital              14,028    5.45%    21,156   4.69%    11,265   5.47%     9,666    5.48%    14,991   5.58%
Interval GAP                               13,385            (13,753)           (1,139)             (621)              (963)
Cumulative GAP                             13,385               (368)           (1,507)           (2,128)            (3,090)
Interval GAP/Total Assets                            7.98%            (8.20%)           (0.68%)            (0.37%)           (0.57%)
Cumulative GAP/Total Assets                          7.98%            (0.22%)           (0.90%)            (1.27%)           (1.84%)
Interval GAP/Earning Assets                          9.02%            (7.21%)           (0.77%)            (0.31%)           (0.55%)
Cumulative GAP/Earning Assets                        9.02%             1.80%             1.03%              0.72%             0.17%
Interval Spread:  Earning Assets                     3.66%             2.93%             2.76%              2.77%             2.49%
Interval Spread: Total Assets                        3.67%             3.73%             2.76%              2.86%             2.54%

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                                            IMMEDIATELY
                                            ADJUSTABLE        END OF 9/98       END OF 12/98      END OF 3/99        END OF 6/99
                                          RUNOFFS    RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS    RATE    RUNOFFS   RATE
                                          -------    ----    -------   ----    -------   ----    -------    ----    -------   ----
Total Investment Securities                    83    5.44%         0   0.00%       229   4.75%   100,219    5.82%         0   0.00%
Total Short Term Investment                38,300    5.45%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Net Loans                                  61,485    8.96%    31,359   9.03%    22,757   8.78%    19,018    9.12%    20,313   8.81%
Total Earning Assets                       99,868    7.61%    31,359   9.03%    22,986   8.74%   119,237    6.35%    20,313   8.81%
Total Non-Earning Assets                    2,024    8.96%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Assets                              101,892    7.64%    31,359   9.03%    22,986   8.74%   119,237    6.35%    20,313   8.81%
Total Noninterest Bearing Deposits              0    0.00%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Interest Bearing Deposits            38,400    5.25%    42,768   4.55%    32,356   4.25%    32,398    4.50%    36,350   4.64%
Total Deposits                             38,400    5.25%    42,768   4.55%    32,356   4.25%    32,398    4.50%    36,350   4.64%
Total Other Interest Bearing Liabilities   25,401    4.93%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Other Liabilities                         0    0.00%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Liabilities                          63,801    5.12%    42,768   4.55%    32,356   4.25%    32,398    4.50%    36,350   4.64%
Total Equity Capital                            0    0.00%         0   0.00%         0   0.00%         0    0.00%         0   0.00%
Total Liabilities and Capital              63,801    5.12%    42,768   4.55%    32,356   4.25%    32,398    4.50%    36,350   4.64%
Interval GAP                               38,091            (11,409)           (9,371)           86,840            (16,037)
Cumulative GAP                             38,091             26,682            17,311           104,151             88,114
Interval GAP/Total Assets                            6.99%            (2.09%)           (1.72%)            15.93%            (2.94%)
Cumulative GAP/Total Assets                          6.99%             4.89%             3.18%             19.10%            16.16%
Interval GAP/ Earning Assets                         7.27%            (2.29%)           (1.88%)            17.47%            (3.23%)
Cumulative GAP/Earning Assets                        7.27%             4.97%             3.09%             20.55%            17.33%
Interval Spread:  Earning Assets                     2.48%             4.49%             4.48%              1.85%             4.17%
Interval Spread:  Total Assets                       2.52%             4.49%             4.48%              1.85%             4.17%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)
                                            IMMEDIATELY
                                            ADJUSTABLE        END OF 9/98       END OF 12/98     END OF 3/99        END OF 6/99
                                          RUNOFFS    RATE    RUNOFFS   RATE    RUNOFFS   RATE   RUNOFFS    RATE    RUNOFFS   RATE
                                          -------    ----    -------   ----    -------   ----   -------    ----    -------   ----
Total Investment Securities                 1,500    5.05%     7,660    4.69%    4,782   5.71%    4,400    5.21%     2,500    5.99%
Total Short Term Investment                 5,640    5.50%         0    0.00%      500   6.51%    2,200    6.00%         0    0.00%
Net Loans                                  22,312    9.10%     3,571    8.52%    3,146   8.63%    7,348    8.26%     2,895    8.30%
Total Earning Assets                       29,452    8.20%    11,231    5.91%    8,428   6.85%   13,948    6.94%     5,395    7.23%
Total Non-Earning Assets                      445    9.21%         0    0.00%        0   0.00%        0    0.00%         0    0.00%
Total Assets                               29,897    8.22%    11,231    5.91%    8,428   6.85%   13,948    6.94%     5,395    7.23%
Total Noninterest Bearing Deposits              0    0.00%         0    0.00%        0   0.00%        0    0.00%         0    0.00%
Total Interest Bearing Deposits                 0    0.00%    40,341    3.35%    7,559   5.13%    4,033    5.50%    30,699    2.92%
Total Deposits                                  0    0.00%    40,341    3.35%    7,559   5.13%    4,033    5.50%    30,699    2.92%
Total Other Interest Bearing Liabilities      700    4.75%       181    3.09%        0   0.00%        0    0.00%         0    0.00%
Total Other Liabilities                         0    0.00%         0    0.00%        0   0.00%        0    0.00%         0    0.00%
Total Liabilities                             700    4.75%    40,522    3.35%    7,559   5.13%    4,033    5.50%    30,699    2.92%
Total Equity Capital                            0    0.00%         0    0.00%        0   0.00%        0    0.00%         0    0.00%
Total Liabilities and Capital                 700    4.75%    40,522    3.35%    7,559   5.13%    4,033    5.50%    30,699    2.92%
Interval GAP                               29,197            (29,291)              869            9,914            (25,304)
Cumulative GAP                             29,197                (94)              775           10,690            (14,614)
Interval GAP/Total Assets                           21.31%            (21.38%)           0.63%             7.24%            (18.47%)
Cumulative GAP/Total Assets                         21.31%             (0.07%)           0.57%             7.80%            (10.67%)
Interval GAP/Earning Assets                         23.23%            (23.67%)           0.85%             8.01%            (20.45%)
Cumulative GAP/Earning Assets                       23.23%             (0.44%)           0.42%             8.43%            (12.02%)
Interval Spread:  Earning Assets                     3.45%              2.56%            1.64%             1.44%              4.31%
Interval Spread: Total Assets                        3.47%              2.56%            1.72%             1.44%              4.31%

                            SECURITY BANC CORPORATION

                           PART II - OTHER INFORMATION


ITEM 1 Legal Proceedings                                        Inapplicable

ITEM 2 Changes in Securities                                    Inapplicable

ITEM 3 Defaults upon Senior Securities                          Inapplicable

ITEM 4 Submission of Matters to a Vote of Security Holders


       The annual meeting of Shareholders of Security Banc Corporation was held in Springfield, Ohio on April 21, 1998.

       Four Directors of Class I were elected to serve until the Annual Meeting of Shareholders of 2001. Shareholders adopted an amendment to Article IV of the Company's amended Articles of Incorporation changing the number of authorized shares of the Company's Common Stock from eleven million (11,000,000) to eighteen million (18,000,000) shares, changing the par value for each share to one dollar and fifty-six twenty-five cents ($1.5625) which will permit the Board of Directors to declare the subsequent two (2) for one (1) stock split for each share owned. Shareholders also approved the Corporation's 1998 Stock Option Plan.

       Voting results related to Article IV were as follows:

            FOR           AGAINST          ABSTAIN         NON-VOTE
            ---           -------          -------         --------

         5,097,204           80             15,806           35,480

       Voting results of the Corporation's 1998 Stock Option Plan were as follows:

                FOR                  AGAINST                  ABSTAIN
                ---                  -------                  -------

             5,070,921                34,805                   42,844


ITEM 5 Other Information            Inapplicable

ITEM 6 Exhibits and Reports on Form 8-K
                            3(i) - Amendment to Articles of Incorporation
                            27 - Financial Data Schedule
                            No reports on Form 8K have been filed during the
                              quarter for which this report is filed.

                            SECURITY BANC CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION


By  /s/ Thomas L. Miller
    -----------------------------
     Thomas L. Miller
     Vice President/Controller


By  /s/ J. William Stapleton
    -----------------------------
     J. William Stapleton
     Executive Vice President/CFO


August 6, 1998