Form 10-Q
period 1998-09-30
SECURITY BANC CORP
filed 1998-11-12
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission
                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
        For the period ended        September 30, 1998
                            ----------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
        For the transition period from             to
                                      -------------  -------------
        Commission File Number:                          0-13655
                               -------------------------------------------------

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

                                X   Yes             No
                              -----           -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                                   Outstanding at Oct. 15, 1998
-------------------------------                     ----------------------------
Common Stock, $1.5625 Par Value                              12,152,364

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX

                                                                               PAGE NO.
                                                                               --------
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets Sept. 30, 1998
                  and December 31, l997.                                          3

                  Consolidated Condensed Statements of Income for the
                  three (3) months ended Sept. 30, 1998 and Sept. 30, 1997.       4

                  Consolidated Condensed Statement of Income for the nine
                  (9) months ended Sept. 30, 1998 and Sept. 30, 1997.             5


                  Consolidated Condensed Statements of Cash Flows for the
                  nine (9) months ended Sept. 30, 1998 and Sept. 30, 1997.        6


                  Consolidated Condensed Statements of Shareholders Equity for
                  the nine (9) months ended Sept. 30, 1997 and Sept. 30, 1998.    7


                  Notes to Consolidated Condensed Financial Statements.           8


         Item 2 - Management's Discussion and Analysis of Condition and
                  Results of Operations                                           9-15

Part II - Other Information                                                      16

Signature                                                                        17

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                     Sept. 30        Dec 31
                                                         1998          1997
                                                         ----          ----
                                                          (in thousands)
ASSETS
Cash and due from banks                              $ 29,370      $ 33,043
Federal funds sold                                     21,525        52,655
                                                     --------      --------
                  TOTAL CASH AND CASH EQUIVALENT       50,895        85,698
                                                     --------      --------

Interest bearing deposits with other banks              2,700         2,700
Investments (Market Value $143,490 @9-30-98,
                          $149,531 @ 12-31-97)        143,226       149,179

Loans:  Commercial and agricultural                   276,618       252,053
        Real estate and mortgage                      246,592       225,791
        Consumer                                       80,823        84,161
                                                     --------      --------
                   TOTAL LOANS                        604,033       562,005

Less:  Allowance for Loan Losses                        6,972         6,254
                                                     --------      --------
                   NET LOANS                          597,061       555,751

Premises and Equipment                                  9,268         8,658
Other Assets                                           37,936        37,619
                                                     --------      --------
                  TOTAL ASSETS                       $841,086      $839,605
                                                     ========      ========
LIABILITIES
Non-interest bearing deposits                        $120,008      $119,373
Interest bearing demand deposits                      134,704       129,351
Savings deposits                                      154,195       151,119
Time deposits, $100,000 and over                       46,503        41,745
Other time deposits                                   227,201       235,803
                                                     --------      --------
                  TOTAL DEPOSITS                      682,611       677,391
Fed funds purchased and securities sold
 under agreement to repurchase                         32,154        30,746
Federal Home Loan Bank Term Advances                    5,732        16,333
Other liabilities                                       4,392         6,399
                                                     --------      --------
                  TOTAL LIABILITIES                  $724,889      $730,869
                                                     --------      --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                     $ 19,743      $ 19,707
Shares authorized 18,000,000
Shares issued 12,635,712 - 1998
              12,600,082 - 1997
Surplus                                                21,993        21,831
Retained earnings                                      77,380        70,149
Accumulated other comprehensive income                    353           242

       Less:  Treasury Stock, 483,348 shares            3,272         3,193
                                                     --------      --------
TOTAL SHAREHOLDERS' EQUITY                            116,197       108,736
                                                     --------      --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                 $841,086      $839,605
                                                     ========      ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                                  SECURITY BANC CORPORATION
                         CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                         (UNAUDITED)
                                                                  Three Months Ended
                                                            September 30      September 30
                                                                1998              1997
                                                                ----              ----
                                                                 (in thousands except
                                                                    per share data)
Interest Income                                                $16,172          $15,830
Interest Expense                                                 6,107            6,235
                                                               -------          -------

NET INTEREST INCOME                                             10,065            9,595

Provision for loan losses                                          870              700
                                                               -------          -------

          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                          9,195            8,895

OTHER OPERATING INCOME
          Trust Income                                             435              384
          Service charges on deposit accounts                      798              794
          Securities, Gains (Losses)                               247              108
          Other charges, rents and fees                            764              694
                                                               -------          -------

                              TOTAL OTHER OPERATING INCOME       2,244            1,980

OPERATING EXPENSES
          Salaries and employee benefits                         2,778            2,725
          Equipment and occupancy expense                          704              719
          Other operating expense                                2,288            2,383
                                                               -------          -------

                              TOTAL OPERATING EXPENSE            5,770            5,827

INCOME BEFORE TAXES                                              5,669            5,048
          Income taxes (See Note B)                              1,971            1,554
                                                               -------          -------

NET INCOME                                                     $ 3,698          $ 3,494
                                                               =======          =======

          Basic earnings per share                             $   .30          $   .29
          Diluted earnings per share                           $   .30          $   .29
          Cash dividends per share                             $   .12          $  .105


Weighted average shares outstanding                         12,145,656       12,118,350

See notes to Consolidated Condensed Financial Statements.

                                 SECURITY BANC CORPORATION
                         CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                        (UNAUDITED)
                                                                  Nine Months Ended
                                                            September 30,    September 30,
                                                                1998             1997
                                                                ----             ----
                                                                (in thousands except
                                                                   per share data)
Interest Income                                                $47,894          $46,820
Interest Expense                                                18,141           18,728
                                                               -------          -------

NET INTEREST INCOME                                             29,753           28,092

Provision for loan losses                                        1,270            1,100
                                                               -------          -------

          NET INTEREST INCOME AFTER PROVISION FOR
            LOAN LOSSES                                         28,483           26,992

OTHER OPERATING INCOME
          Trust Income                                           1,221            1,151
          Service charges on deposit accounts                    2,357            2,128
          Securities, Gains (Losses)                               333              213
          Other charges, rents and fees                          2,239            1,687
                                                               -------          -------

                              TOTAL OTHER OPERATING INCOME       6,150            5,179

OPERATING EXPENSES
          Salaries and employee benefits                         8,377            8,164
          Equipment and occupancy expense                        2,043            2,083
          Other operating expense                                6,813            6,794
                                                               -------          -------

                              TOTAL OPERATING EXPENSE           17,233           17,041

INCOME BEFORE TAXES                                             17,400           15,130
          Income taxes (See Note B)                              5,981            4,637
                                                               -------          -------

NET INCOME                                                     $11,419          $10,493
                                                               =======          =======

          Basic earning per share                              $   .94          $   .87
          Diluted earnings per share                           $   .93          $   .86
          Cash dividends per share                             $  .345          $  .315
          Weighted average shares outstanding               12,138,657       12,115,076

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                       SECURITY BANC CORPORATION

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)
                                                                             Sept. 30       Sept. 30
                                                                               1998           1997
                                                                               ----           ----
                                                                                  (IN THOUSANDS)
                                                                                  --------------
Cash Flows from Operating Activities:
            Net Income                                                       $ 11,419      $  10,493
            Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation                                                  811            777
                   (Gain)/Loss on sale of the following:
                     Investment Securities available for sale                    (333)          (221)
                     Other Assets                                                 (27)          (103)
                   Provision for loan losses                                    1,270          1,100
                   Amortization and accretion, net                               (341)           (19)
                   Amortization and core deposit intangible                       506            592
                   Change in other operating assets and liabilities, net      (16,914)       (13,669)
                                                                             --------      ---------
                             Total Adjustments                                (15,028)       (11,543)
                                                                             --------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ (3,609)     $  (1,050)

Cash Flows From Investing Activities:
            Net increase in interest bearing deposits with other banks              0          4,035
            Proceeds from maturities and sales of Investment securities
                   available for sale                                          98,091        187,529
            Proceeds from maturities of Investments held to maturity            8,859         12,366
            Purchase of:
                   Investment securities available for sale                   (94,430)      (159,705)
                   Investment securities held to maturity                      (5,850)          (722)
            Increase in loans                                                 (42,326)       (16,303)
            Proceeds from sale of other assets                                 15,797          5,694
            Capital expenditures                                               (1,418)          (767)
            Net cash used in acquisition                                            0         (1,302)
            Purchase of insurance policies                                     (1,876)             0
                                                                             --------      ---------

            NET CASH USED IN INVESTING ACTIVITIES                             (23,153)        30,825

Cash Flows from Financing Activities:
            Net increase in demand deposits, NOW accounts and
                 savings accounts                                               9,064           (638)
            Net decrease in certificates of deposit                            (3,844)        (9,115)
            Net decrease in short-term borrowed funds                          (9,192)        (5,952)
            Net purchase and sale of treasury stock                               (79)             0
            Dividends paid                                                     (4,188)        (3,816)
            Proceeds from exercise of stock options                               198            143
                                                                             --------      ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                          (8,041)       (19,378)

Net decrease in cash and cash equivalents                                     (34,803)        10,397
Cash and cash equivalents at beginning of year                                 85,698         49,827
                                                                             --------      ---------

Cash and cash equivalents at September 30                                    $ 50,895      $  60,224

See Notes to Consolidated Financial Statements.

                                                      SECURITY BANC CORORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
                                                                                                        Accumulated
                                                                                           Treasury           Other
                                                            Common              Retained      Stock   Comprehensive   Comprehensive
(dollars in thousands, except per share amounts)             Stock   Surplus    Earnings    at Cost          Income          Income
====================================================================================================================================
BALANCE AT DECEMBER 31, 1996                               $19,658   $21,670     $62,557    $(3,193)           $102
Net Income                                                                        10,493                                     10,493
Other comprehensive income:
Net unrealized gains on securities available for sale
    net of income taxes of $65                                                                                  121             121
                                                                                                                             ------
          Total comprehensive income                                                                                         10,614
                                                                                                                             ======
Dividend distributions                                                            (5,119)
Exercise of stock options                                       30       114

====================================================================================================================================
BALANCE AT SEPTEMBER 30, 1997                               19,688    21,784      67,931     (3,193)            223
====================================================================================================================================

BALANCE AT DECEMBER 31, 1997                                19,707    21,831      70,149     (3,193)            242
Net Income                                                                        11,419                                     11,419
Other comprehensive income:
Net unrealized gains on securities available for sale
    net of income taxes of $60                                                                                  111             111
                                                                                                                             ------
          Total comprehensive income                                                                                         11,530
                                                                                                                             ======
Cash dividends on Common Shares ($.345 per share)                                 (4,188)
Exercise of stock options                                       36       162
Purchase of Treasury Stock                                                                      (79)

====================================================================================================================================
BALANCE AT SEPTEMBER 30, 1998                               19,743    21,993      77,380     (3,272)            353
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A  -- Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of Sept. 30, 1998 and the results of operations and cash flows for the nine month periods ended Sept.. 30, 1998 and Sept. 30, 1997.

NOTE B - TAXES

The effective tax rate of 34% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $11,079,000 invested in tax exempt municipal securities.


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

ECONOMIC OUTLOOK
Through the first three quarters of 1998 the U. S. economy continued to perform well. Unemployment remained at 4.6% nationally and inflation continued to be almost non-existent at 1.6%. Consumer spending, which accounts for two-thirds of the total economy, remained strong. Consumer credit continued to grow as spending outpaced income in recent months. Automobile sales increased during September as manufacturers offered discounts. The housing market maintained its momentum as rates remained low. Overall, the year to date results have been very good.

Looking into the future, it is difficult to see positive trends. As the global economic crisis has taken hold, its affect on the domestic front is beginning to show. Instability in the stock market has caused concern resulting in a steady decline in consumer confidence. A combination of slower exports and consumer spending could push the economy into its first recession since the early nineties. In these uncertain times, foreign and domestic economic policy play a large role in the outcome for the local and national economies. While a slowdown can be taken in stride, a long term recession could be difficult to handle.

On the local scene there is confirmation of slowing activities. Sales levels and profit margins are beginning to feel downward pressure while the unemployment rate has increased slightly. The majority of our business customers are experiencing this moderation in activity.

YEAR 2000
The federal government established guidelines and timetables for banks to follow in order to reach compliance in an efficient manner, and Security Banc Corporation is adhering to those standards. We are following the federal government's five step Y2K plan: awareness, assessment, renovation, implementation and validation. Security Banc Corporation began its first stage in August, 1997 and is currently in the renovation phase, which include hardware and software upgrades, vendor certification, and modification of any non-compliant systems.

The Information Technology Association of America (ITAA), a trade organization, has certified the Bank's account information system, which indicates the system has the "core capabilities needed to handle the Year 2000 challenge."

Security Banc Corporation has established a $100,000 budget for renovation and for the purchase of new Y2K compliant products. We feel that this will cover any expenses in our Y2K effort.

Security Banc Corporation has also established a risk assessment list of all of our mission critical vendors. This list is updated weekly and is presented to the Corporate Y2K committee for their review.

Contingency plans have also been developed by the Security Banc Corporation's Year 2000 Committee for each of these mission critical vendors.

RESULTS OF OPERATIONS
Net income was $11,419,000 for the first nine months of 1998, compared to $10,493,000 for the same period in 1997. Basic earnings per share were $.94 for the first nine months, an 8% increase over last year's $.87. Diluted earnings per share were $.93 for the first nine months, a 9% increase over last year's $.86.

Total assets were $841,086,000 at September 30, 1998 compared to 1997's assets of $807,385,000. For the first nine months of 1998, return on average equity was 13.48% and return on average assets was 1.81%.

Interest and fees on loans increased to $39,501,000 for the nine months ended September 30, 1998 compared to $37,257,000 for the nine months ending September 30, 1997. Average loans were $577,730,000 and $547,742,000 at September 30, 1998 and 1997 respectively, a 5% increase.

Income from securities decreased to $6,137,000 from $8,475,000 for the nine months ended September 30, 1998 and 1997 respectively. The decrease occurred primarily because of municipal obligations maturing or being called over the last year. The average outstanding for securities were $139,979,000 and $189,280,000 at September 30, 1998 and 1997 respectively, a 26% decrease.

Interest income from Fed Funds sold and other interest bearing assets increased to $2,256,000 at September 30, 1998 compared to $1,088,000 for the nine months ended September 30, 1997. The average outstanding for Fed Funds and interest bearing deposits were $52,926,000 and $26,394,000 at September 30, 1998 and 1997 respectively, a 101% increase.

Interest bearing liabilities average outstanding at September 30, 1998 were $601,724,000 compared to $608,499,000 at September 30, 1997. Interest expense decreased to $18,141,000 at September 30, 1998 from $18,728,000 at September 30, 1997, a 3% decrease.

Net interest income on a fully taxable equivalent basis for the first nine months of 1998 was $30,012,000 compared to the $28,800,000 realized in the same period of 1997.

Market value per share was $38.50 at September 30, 1998 as compared to $25.25 at September 30, 1997. Book value per share was $9.56 at September 30, 1998 and $8.78 at September 30, 1997. The efficiency ratio was 47% and 50% respectively for September 30, 1998 and September 30, 1997.

PART 1  ITEM 2 (CONT'D.)

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                                   For Period Ending September 30
                                                                        1998  (000's)  1997
                                                                        ----           ----
                  Balance at beginning of period                        6,254         6,827
                  Charge-offs:
                       Domestic:
                            Commercial, financial and agriculture        (666)         (951)
                            Real estate -- construction                     0             0
                            Real estate - mortgage                       (288)            0
                            Installment loans to individuals             (738)         (871)
                            Lease financing                                 0             0
                                                                      -------       -------
                                                                       (1,692)       (1,822)

                  Recoveries:
                      Domestic:
                            Commercial, financial and agriculture         823            46
                            Real estate -- construction                     0             0
                            Real estate -- mortgage                        69            13
                            Installment loans to individuals              248           179
                            Lease financing                                 0             0
                                                                      -------       -------
                                                                        1,140           238

                  Net charge-offs                                        (552)       (1,584)
                  Additions charged to operations                       1,270         1,100
                                                                      -------       -------
                  Balance at end of period                            $ 6,972       $ 6,343

Ratio of net charge-offs during the period of average loans
           outstanding during the period                                 (.10%)        (.29%)

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

                                                          December 31
                                Sept. 30,   ---------------------------------------
                                  1998       1997       1996       1995       1994
                                  ----       ----       ----       ----       ----
     Non-accrual loans           $1,140     $3,417     $4,123     $2,772     $2,598
     Accruing loans past due
         90 days or more            786      1,537      1,709      1,543        561

     Restructured loans             325        333          0          0          0

     Other real estate owned      1,531        258        256          0          0

Total other operating income was $6,150,000 and $5,179,000 during the first nine months of 1998 and 1997 respectively. Trust income increased 6%. There was an 11% increase in service charges on deposits, and a 33% increase in other charges, rents and fees. Total securities gains for the first nine months of 1998 were $333,000 or $216,000 after tax. Total securities gains for the same period of 1997 were $213,000 or $138,000 after tax.

PART 1 ITEM 2 - PAGE 2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $192,000 during the first nine months, 1% over the similar period of 1997. Salaries, wages and employee benefits increased 3% over 1997. Equipment and net occupancy expenses during the first nine months were $2,043,000 and $2,083,000 for 1998 and 1997 respectively, which reflects a 2% decrease. Other operating expenses increased $19,000 compared to 1997.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------
The material changes (5% or greater) on the consolidated condensed balance sheets are:

Cash and due from Banks - (decrease of 11%) because of decrease in cash letter settlement.

Federal Funds Sold - (decrease of 59%) because of increased loan demand.

Commercial and Agricultural Loans - (increase of 10%) because of strong local economy and loan officer activity.

Real Estate and Mortgage Loans - (increase of 9%) due to refinancing and favorable rates.

Allowance for Loan Loss - (increase of 11%) due to increase in provision.

Premises and Equipment - (increase of 7%) because of capital expenditures exceeding depreciation.

Time Deposits, $100,000 and over - (increase of 11%) due to increase of public fund money.

FHLB Advances - (decrease of 62%) because the subsidiaries of the Corporation are selling and buying overnight Fed Funds from each other reducing the need to borrow externally.

Other Liabilities - (decrease 31%) due to decrease in deferred taxes and FIT payable.

CAPITAL RESOURCES
-----------------
The table below illustrates the Company's subsidiary banks regulatory capital ratios at Sept. 30, 1998 under the year end 1992 requirements: (000s)

Tier 1 Capital                                                     $103,688
Tier 2 Capital                                                        6,972
                                                                   --------
           TOTAL QUALIFYING CAPITAL                                $110,660
                                                                   --------
Risk Adjusted Total Assets (including off balance exposures)       $582,325
                                                                   ========
Tier 1 Risk-Based Capital Ratio                                       17.81%
Total Risk-Based Capital Ratio                                        19.00%
Tier 1 Leverage Ratio                                                 12.39%

LIQUIDITY
---------
The subsidiaries of the Corporation Static Gap analysis is presented on pages 12, 13, and 14.

                                               THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                   ASSET/LIABILITY MANAGEMENT
                                                   STATIC GAP ANALYSIS (000S)
                                             IMMEDIATELY
                                              ADJUSTABLE      END OF 12/98     END OF 3/99      END OF 6/99      END OF 9/99
                                            RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE
Total Investment Securities                   1,382  6.30%         0  0.00%         0  0.00%         0  0.00%         0  0.00%
Total Short Term Investment                   2,250  5.24%         0  0.00%         0  0.00%         0  0.00%         0  0.00%
Net Loans                                    23,923  9.61%     8,826  8.33%     8,476  8.41%    13,265  8.14%    10,742  8.26%
Total Earning Assets                         27,555  9.08%     8,826  8.33%     8,476  8.41%    13,265  8.14%    10,742  8.26%
Total Non-Earning Assets                        328  9.73%         0  0.00%         0  0.00%         0  0.00%         0  0.00%
Total Assets                                 27,882  9.09%     8,826  8.33%     8,476  8.41%    13,265  8.14%    10,742  8.26%
Total Noninterest Bearing Deposits                0  0.00%     2,973  0.00%         0  0.00%         0  0.00%         0  0.00%
Total Interest Bearing Deposits               2,036  5.75%    12,607  5.37%    11,205  5.41%    14,750  5.64%    18,012  5.54%
Total Deposits                                2,036  5.75%    15,580  4.35%    11,205  5.41%    14,750  5.64%    18,012  5.54%
Total Other Interest Bearing Liabilities     14,000  5.36%         0  0.00%         0  0.00%         0  0.00%         0  0.00%
Total Other Liabilities                           0  0.00%         0  0.00%         0  0.00%         0  0.00%         0  0.00%
Total Liabilities                            16,036  5.41%    15,580  4.35%    11,205  5.41%    14,750  5.64%    18,012  5.54%
Total Equity Capital                              0  0.00%         0  0.00%         0  0.00%         0  0.00%         0  0.00%
Total Liabilities and Capital                16,036  5.41%    15,580  4.35%    11,205  5.41%    14,750  5.64%    18,012  5.54%
Interval GAP                                 11,847           (6,754)          (2,729)          (1,485)          (7,270)
Cumulative GAP                               11,847            5,093            2,364              879           (6,391)
Interval GAP/Total Assets                            7.07%           (4.03%)          (1.63%)          (0.89%)          (4.34%)
Cumulative GAP/Total Assets                          7.07%            3.04%            1.41%            0.52%           (3.82%)
Interval GAP/Earning Assets                          7.73%           (2.54%)          (1.83%)          (1.00%)          (4.88%)
Cumulative GAP/Earning Assets                        7.73%            5.19%            3.36%            2.36%           (2.51%)
Interval Spread:  Earning Assets                     3.67%            2.96%            2.99%            2.50%            2.72%
Interval Spread: Total Assets                        3.68%            3.98%            2.99%            2.50%            2.72%

                                             SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                   ASSET/LIABILITY MANAGEMENT
                                                   STATIC GAP ANALYSIS (000S)

                                             IMMEDIATELY
                                              ADJUSTABLE      END OF 12/98     END OF 3/99      END OF 6/99      END OF 9/99
                                            RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE
Total Investment Securities                      51  5.44%    20,229   5.90%    5,000   5.50%        0   0.00%   25,000   5.82%
Total Short Term Investment                  24,300  5.00%         0   0.00%        0   0.00%        0   0.00%        0   0.00%
Net Loans                                    61,596  8.49%    31,218   9.05%   27,170   8.90%   20,418   9.09%   19,115   8.91%
Total Earning Assets                         85,947  7.50%    51,447   7.81%   32,170   8.37%   20,418   9.09%   44,115   7.16%
Total Non-Earning Assets                      1,301  9.46%         0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Assets                                 87,248  7.53%    51,447   7.81%   32,170   8.37%   20,418   9.09%   44,115   7.16%
Total Noninterest Bearing Deposits                0  0.00%         0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Interest Bearing Deposits               4,988  4.19%    25,339   4.65%   73,517   4.14%   63,881   4.12%   46,159   3.54%
Total Deposits                                4,988  4.19%    25,339   4.65%   73,517   4.14%   63,881   4.12%   46,159   3.54%
Total Other Interest Bearing Liabilities     30,030  4.00%         0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Other Liabilities                           0  0.00%         0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Liabilities                            35,018  4.03%    25,339   4.65%   73,517   4.14%   63,881   4.12%   46,159   3.54%
Total Equity Capital                              0  0.00%         0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Liabilities and Capital                35,018  4.03%    25,339   4.65%   73,517   4.14%   63,881   4.12%   46,159   3.54%
Interval GAP                                 52,230           26,108          (41,348)         (43,464)          (2,044)
Cumulative GAP                               52,230           78,338           36,990           (6,474)          (8,518)
Interval GAP/Total Assets                            9.42%             4.71%           (7.46%)          (7.84%)          (0.37%)
Cumulative GAP/Total Assets                          9.42%            14.13%            6.67%           (1.17%)          (1.54%)
Interval GAP/ Earning Assets                         9.75%             5.08%           (8.04%)          (8.45%)          (0.40%)
Cumulative GAP/Earning Assets                        9.75%            14.82%            6.78%           (1.67%)          (2.07%)
Interval Spread:  Earning Assets                     3.55%             3.15%            4.23%            4.97%            3.62%
Interval Spread:  Total Assets                       3.50%             3.15%            4.23%            4.97%            3.62%

                                             CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                   ASSET/LIABILITY MANAGEMENT
                                                   STATIC GAP ANALYSIS (000S)
                                             IMMEDIATELY
                                              ADJUSTABLE      END OF 12/98     END OF 3/99      END OF 6/99      END OF 9/99
                                            RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE
Total Investment Securities                     500   4.88%    7,782   5.79%    5,400  5.27%    2,500    5.99%    2,510   5.98%
Total Short Term Investment                   4,325   5.50%      500   6.51%    2,200  6.00%        0    0.00%        0   0.00%
Net Loans                                    14,414   9.48%    4,577   8.36%    9,536  8.27%    2,039    8.50%    9,079   8.15%
Total Earning Assets                         19,239   8.47%   12,859   6.73%   17,136  7.03%    4,539    7.12%   11,589   7.68%
Total Non-Earning Assets                        763   8.54%        0   0.00%        0  0.00%        0    0.00%        0   0.00%
Total Assets                                 20,002   8.47%   12,859   6.73%   17,136  7.03%    4,539    7.12%   11,589   7.68%
Total Noninterest Bearing Deposits                0   0.00%        0   0.00%        0  0.00%        0    0.00%        0   0.00%
Total Interest Bearing Deposits                   0   0.00%   34,179   2.92%    6,253  4.94%    5,166    5.02%   32,127   3.08%
Total Deposits                                    0   0.00%   34,179   2.92%    6,253  4.94%    5,166    5.02%   32,127   3.08%
Total Other Interest Bearing Liabilities        326   5.25%      153   2.96%        0  0.00%        0    0.00%        0   0.00%
Total Other Liabilities                           0   0.00%        0   0.00%        0  0.00%        0    0.00%        0   0.00%
Total Liabilities                               326   5.25%   34,331   2.92%    6,253  4.94%    5,166    5.02%   32,127   3.08%
Total Equity Capital                              0   0.00%        0   0.00%        0  0.00%        0    0.00%        0   0.00%
Total Liabilities and Capital                   326   5.25%   34,331   2.92%    6,253  4.94%    5,166    5.02%   32,127   3.08%
Interval GAP                                 19,676          (21,472)          10,883            (627)          (20,539)
Cumulative GAP                               19,676           (1,797)           9,087           8,459           (12,079)
Interval GAP/Total Assets                            14.46%          (15.78%)          8.00%            (0.46%)         (15.09%)
Cumulative GAP/Total Assets                          14.46%           (1.32%)          6.68%             6.22%           (8.88%)
Interval GAP/Earning Assets                          15.35%          (17.51%)          8.84%            (0.51%)         (16.67%)
Cumulative GAP/Earning Assets                        15.35%           (2.16%)          6.68%             6.17%          (10.50%)
Interval Spread:  Earning Assets                      3.22%            3.87%           2.10%             2.10%            4.60%
Interval Spread: Total Assets                         3.22%            3.82%           2.10%             2.10%            4.60%

                            SECURITY BANC CORPORATION

                           PART II - OTHER INFORMATION


ITEM 1 Legal Proceedings                                         Inapplicable

ITEM 2 Changes in Securities                                     Inapplicable

ITEM 3 Defaults upon Senior Securities                           Inapplicable

ITEM 4 Submission of Matters to a Vote of Security Holders       Inapplicable

ITEM 5 Other Information                                         Inapplicable

ITEM 6 Exhibits and Reports on Form 8-K
                            27 - Financial Data Schedule
                            No reports on Form 8K have been filed during the
                              quarter for which this report is filed.

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


November 6, 1998