Form 10-K405
period 1998-12-31
SECURITY BANC CORP
filed 1999-03-25
CIK 763956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For transition period from               to
                                    --------------  --------------

                         Commission File Number 0-13655

                            SECURITY BANC CORPORATION
                          State of Incorporation: Ohio
                I.R.S. Employer Identification Number: 31-1133284
                            40 South Limestone Street
                Springfield, Ohio 45502           (513) 324-6800

           Securities register pursuant to Section 12 (g) of the Act:
                         Common Stock, $1.5625 Par Value


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $559,655,550.00 as of January 10, 1999.

The number of shares outstanding of the Registrant's common stock, $1.5625 par value per share as of January 21, 1999 was 12,166,425 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholder's Report for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Shareholder's Meeting to be held April 20, 1999 are incorporated by reference into Part III.

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                       Page No.
                                                                       --------
Part I
     Item  1.  Business..............................................  3 thru 17

     Item  2.  Properties............................................         18

     Item  3.  Legal Proceedings.....................................         19

     Item  4.  Submission of Matters to a Vote of Security Holders...         19

Part II
     Item 5.   Market for Registrant's Common Equity and Related
                       Shareholder Matters...........................         19

     Item 6.   Selected Financial Data...............................         19

     Item 7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........         19

     Item 8.   Financial Statements and Supplementary Data...........         19

     Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure...........         19

Part III
     Item 10.  Directors and Executive Officers of The Registrant....         20

     Item 11.  Executive Compensation................................         20

     Item 12.  Security Ownership of Certain Beneficial Owners and
                       Management....................................         21

     Item 13.  Certain Relationships and Related Transactions........         21

Part IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K................................... 21 thru 22

Signatures...........................................................         23

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

As of December 31, 1998, the Company's consolidated total assets rounded to the nearest thousand, were $883,500,000 including total loans of $562,005,000. On that date, total deposits were $708,853,000 and capital accounts totaled $118,129,000.

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

There were no material changes or developments during 1998 in the business done by the Company.

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

Employees
---------

As of December 31, 1998, there were no full time employees of the Registrant. Affiliates of the Registrant had full time equivalent employees of 327 of whom 59 were officers.

Statistical Information
-----------------------

Pages 7 through 17 contain statistical information on the Company and its subsidiaries.

Investment Portfolio
--------------------

The following table sets forth the carrying amount of investment securities at the dates indicated. (000s)

                                                              December 31
                                                              -----------

                                                       1998         1997         1996
                                                   --------     --------     --------
Available for Sale Investments:
    U. S. Treasury                                 $  7,506     $116,011     $136,020
    U. S. Government Agencies and Corporations       59,650       12,887       15,419
    Corporate Bonds                                       0          250        1,464
    Mortgage Backed Securities                       67,425          135        2,387
    Equity Securities                                   229          356          485
                                                   --------     --------     --------
Total Available for Sale Investments               $134,810     $129,639     $155,775
Held to Maturity Investments:
    State and Political Subdivisions                 26,859       13,262       28,530
    Mortgage Backed Securities                        2,332        3,484        4,010
    Federal Reserve Stock and Other                   3,323        2,794        2,668
                                                   --------     --------     --------
Total Held to Maturity Investments                 $ 32,514     $ 19,540     $ 35,208
                                                   --------     --------     --------
Total Carrying Value of Investments                $167,324     $149,179     $190,983
                                                   ========     ========     ========

The following table sets forth the redemption/ maturities of debt securities at December 31, 1998 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled redemption/maturity of each security). Callable securities are shown at their earliest call date. Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of state and political subdivisions. (000)s

                                                                             Maturing
                                    --------------------------------------------------------------------------------------------
                                                                After One                After Five
                                          Within                  Within                 But Within                  After
                                         One Year               Five Years                Ten Years                Ten Years
                                    Amount      Yield        Amount     Yield        Amount       Yield       Amount       Yield
                                    ------      -----        ------     -----        ------       -----       ------       -----
Available for Sale Investments:
    U. S. Treasury                  $ 5,485     5.73%        $2,021     5.40%        $     0         0%       $      0        0%
    U. S. Govt. Agencies and Corp.   57,937     5.91%         1,713     6.10%              0         0%              0        0%
    Mortgage Backed Securities            0        0%             0        0%          4,881      5.65%         62,544     6.40%

Held to Maturity Investments:
States and Political Subdivisions     2,294     6.43%         5,701     6.89%         17,180      7.05%           1684     6.93%
Mortgage-backed Securities                0        0%           501     6.75%              0         0%          1,831     6.48%
                                    -------     ----         ------     ----         -------      ----         -------     ----
                                    $65,716     5.91%        $9,936     6.44%        $22,061      6.74%        $66,059     6.42%

Types of Loans
--------------

The following table summarizes consolidated loans by major category for the five years ending December 31. (000s)

                                                                  December 31
                                             1998         1997         1996         1995         1994
                                             ----         ----         ----         ----         ----
          Commercial and Agriculture     $285,958     $252,053     $212,046     $170,905     $166,116
          Real Estate                     252,609      225,791      234,935      132,402      130,753
             Consumer                      78,375       84,161       93,787       93,263       98,129
                                         --------     --------     --------     --------     --------
          TOTAL LOANS                    $616,942     $562,005     $540,768     $396,570     $394,998
                                         ========     ========     ========     ========     ========

Non-accrual loans totaled $2,154,000 and $3,417,000 as of December 31, 1998 and 1997 respectively.

The following table shows the maturity of loans (excluding those in non accrual status) outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. (000s)

                                                                MATURING
                                        --------------------------------------------------------
                                          Within       After One But          After
                                        One Year   Within Five Years     Five Years        Total
                                        --------   -----------------     ----------        -----
Commercial, Ag                          $ 82,013            $ 44,934       $107,436     $234,383
Real Estate-Construction                   8,401               1,240          4,439       14,080
All Other Loans                           28,880              82,650        254,795      366,325
                                        --------            --------       --------     --------
Total Loans                             $119,294            $128,824       $366,670     $614,788
                                        ========            ========       ========     ========

Loans maturing after one year with:
Fixed Interest  rate                                        $106,222       $207,968
Variable Interest                                             22,602        158,702
                                                            --------       --------
                                                            $128,824       $366,670
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

                              1998       1997       1996       1995       1994
                              ----       ----       ----       ----       ----
Non-accrual loans           $2,154     $3,417     $4,123     $2,772     $2,598

Accruing loans past
   due 90 days or more      $1,357     $1,537     $1,709     $1,543     $  561

Restructured loans          $  322     $  333     $    0     $    0     $    0

Other Real Estate owned     $1,531     $  258     $  256     $    0     $    0

Summary of Loan Loss Experience
-------------------------------

This table summarized the Company's loan loss experience for each of the five years ended December 31 (000s)

                                1998          1997          1996         1995         1994
                                ----          ----          ----         ----         ----
Balance at Jan. 1:            $6,254       $ 6,827       $ 5,336       $5,101       $4,364
Acquired Allowance                 0             0          1285            0            0

Charge-offs
             Commercial          705         1,000          1091          248          144
             Real Estate         284             6             4            0           15
             Consumer          1,117         1,182           868          829          573
                              ------       -------       -------       ------       ------
                               2,106         2,188          1963        1,077          732


Recoveries
             Commercial          834            64            55           97          411
             Real Estate          66            19             0            0            0
             Consumer            295           232           239          265          214
                              ------       -------       -------       ------       ------
                               1,195           315           294          362          625
                              ------       -------       -------       ------       ------

Net Charge-offs                 (911)       (1,873)       (1,669)        (715)        (107)

Provision for loan losses      1,540         1,300          1875          950          844
                              ------       -------       -------       ------       ------

Balance at Dec. 31:            6,883       $ 6,254       $ 6,827       $5,336       $5,101
                               =====       =======       =======       ======       ======


Net Charge offs
to average loans                0.16%         0.34%         0.39%        0.18%        0.03%

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

The amount provided for loan losses exceeded actual net charge-offs by $629,000 in 1998 and $206,000 in 1996. Net charge-offs exceeded the amount provided for loan losses by $573,000 in 1997.

It is management's practice to review the allowance on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the allowance at December 31, 1998 of $6,883,000 is adequate.

This table shows allocation of the allowance for loan losses as of the end of the last five years. (000s)

                                  12-31-98             12-31-97             12-31-96             12-31-95             12-31-94
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                     Loans to             Loans to             Loans to             Loans to             Loans to
                             Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
Commercial and Agriculture   $1,941      46%      $1,757       45%     $1,730      39%      $1,075      43%      $1,683       42%

Real Estate                   1,233      41%         331       40%         24      44%          52      33%          52       33%

Consumer                        778      13%         816       15%        826      17%         771      24%         588       25%

Additional Reserve Allocated
for current loans               835                  757                2,057                1,178                1,280

Unallocated                   2,096                2,593                2,190                2,260                1,498
                             ------               ------               ------               ------               ------
                             $6,883     100%      $6,254      100%     $6,827     100%      $5,336     100%      $5,101      100%
                             ======     ===       ======      ===      ======     ===       ======     ===       ======      ===

Deposits
--------

Maturities of time certificates of deposits and other time deposits of $100,000 or more, outstanding at December 31, are summarized as follows: (000s)

                                                         1998             1997
                                                         ----             ----
        Three months or less                          $11,370          $11,269
        Over three months through twelve months        25,855           18,380
        Over one year thru five years                   7,569           12,096
                                                      -------          -------
                                                      $44,794          $41,745
                                                      =======          =======

Return on Equity and Assets

The following table shows consolidated operating and capital ratios of the company for each of the last three years:

                                                     Year Ended December 31

For the Years                                    1998         1997        1996
-------------                                    ----         ----        ----
Return on Assets (A)                             1.85%        1.75%       1.92%

Return on Equity (B)                            13.69%       13.92%      14.18%

Dividend Payout Ratio (C)                       38.67%       37.24%      36.49%

Equity to Assets Ratio (D)                      13.58%       12.55%      13.52%

-------------------

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

Off-balance sheet items at December 31   (000s)

                                               1998                  1997
                                               ----                  ----
Unused Commitments

       Open end consumer lines              $47,958               $43,267
       Other unused commitments              94,035                81,231

        Letters of Credit                    $2,602                $2,072

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)
                                             Immediately
                                             Adjustable       End of 3/99       End of 6/99       End of 9/99       End of 12/99
                                           Runoffs   Rate    Runoffs   Rate    Runoffs   Rate    Runoffs   Rate    Runoffs   Rate
                                           -------   ----    -------   ----    -------   ----    -------   ----    -------   ----
Total Investment Securities                     51   5.44%    20,000   5.89%         0   0.00%    20,000   5.81%    10,275   5.70%
Total Short Term Investment                 17,850   4.40%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Net Loans                                   65,235   8.26%    34,426   8.91%    23,853   8.84%    19,457   8.91%    17,793   8.80%
Total Earning Assets                        83,136   7.43%    54,426   7.80%    23,853   8.84%    39,457   7.34%    28,068   7.67%
Total Non-Earning Assets                     1,285   9.17%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Assets                                84,420   7.46%    54,426   7.80%    23,853   8.84%    39,457   7.34%    28,068   7.67%
Total Noninterest Bearing Deposits               0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Interest Bearing Deposits             39,836   4.38%    40,519   4.60%    53,956   4.71%    26,246   4.43%    18,197   3.72%
Total Deposits                              39,836   4.38%    40,519   4.60%    53,956   4.71%    26,246   4.43%    18,197   3.72%
Total Other Interest Bearing Liabilities    29,218   3.39%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Other Liabilities                          0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Liabilities                           69,053   3.96%    40,519   4.60%    53,956   4.71%    26,246   4.43%    18,197   3.72%
Total Equity Capital                             0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Liabilities and Capital               69,053   3.96%    40,519   4.60%    53,956   4.71%    26,246   4.43%    18,197   3.72%
Interval GAP                                15,367            13,906           (30,103)           13,212             9,871
Cumulative GAP                              15,367            29,273              (830)           12,382            22,253
Interval GAP/Total Assets                            2.71%             2.46%            (5.32%)            2.33%             1.74%
Cumulative GAP/Total Assets                          2.71%             5.17%            (0.15%)            2.19%             3.93%
Interval GAP:  Earning Assets                        2.57%             2.65%            (5.74%)            2.52%             1.88%
Cumulative GAP/Earning Assets                        2.57%             5.22%            (0.52%)            2.00%             3.88%
Interval Spread:  Earning Assets                     3.54%             3.20%             4.13%             2.91%             3.94%
Interval Spread:  Total Assets                       3.50%             3.20%             4.13%             2.91%             3.94%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)
                                             Immediately
                                             Adjustable       End of 3/99       End of 6/99       End of 9/99        End of 12/99
                                           Runoffs   Rate    Runoffs   Rate    Runoffs   Rate    Runoffs   Rate    Runoffs    Rate
                                           -------   ----    -------   ----    -------   ----    -------   ----    -------    ----
Total Investment Securities                      0   0.00%     8,400   5.32%     3,500   5.78%     2,510   5.96%     1,107    5.03%
Total Short Term Investment                  2,500   4.90%     2,200   5.92%         0   0.00%         0   0.00%       500    5.13%
Net Loans                                   17,439   8.73%     2,361   8.50%     2,275   8.44%     9,321   8.18%     4,828   10.22%
Total Earning Assets                        19,939   8.25%    12,961   6.02%     5,775   6.83%    11,831   7.71%     6,435    8.93%
Total Non-Earning Assets                       578   8.14%         0   0.00%         0   0.00%         0   0.00%         0    0.00%
Total Assets                                20,518   8.24%    12,961   6.02%     5,775   6.83%    11,831   7.71%     6,435    8.93%
Total Noninterest Bearing Deposits               0   0.00%         0   0.00%         0   0.00%         0   0.00%         0    0.00%
Total Interest Bearing Deposits                120   5.18%    34,062   2.62%     8,690   4.77%     6,817   5.39%    33,344    3.07%
Total Deposits                                 120   5.18%    34,062   2.62%     8,690   4.77%     6,817   5.39%    33,344    3.07%
Total Other Interest Bearing Liabilities        17   4.52%       310   4.00%         0   0.00%         0   0.00%         0    0.00%
Total Other Liabilities                          0   0.00%         0   0.00%         0   0.00%         0   0.00%         0    0.00%
Total Liabilities                              137   5.10%    34,372   2.63%     8,690   4.77%     6,817   5.39%    33,344    3.07%
Total Equity Capital                             0   0.00%         0   0.00%         0   0.00%         0   0.00%         0    0.00%
Total Liabilities and Capital                  137   5.10%    34,372   2.63%     8,690   4.77%     6,817   5.39%    33,344    3.07%
Interval GAP                                20,381           (21,411)           (2,915)            5,014           (26,909)
Cumulative GAP                              20,381            (1,030)           (3,946)            1,068           (25,841)
Interval GAP/TotalAssets                            14.19%           (14.91%)           (2.03%)            3.49%            (18.74%)
Cumulative GAP/Total Assets                         14.19%            (0.72%)           (2.75%)            0.74%            (17.99%)
Interval GAP/Earning Assets                         15.51%           (16.80%)           (2.29%)            0.36%            (21.11%)
Cumulative GAP/Earning Assets                       15.51%            (1.29%)           (3.57%)            2.32%            (20.75%)
Interval Spread: Earning Assets                      3.16%             3.39%             2.06%             0.36%              5.86%
Interval Spread: Total Assets                        3.14%             3.39%             2.06%             2.32%              5.86%

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)
                                             Immediately
                                             Adjustable       End of 3/99       End of 6/99       End of 9/99        End of 12/99
                                           Runoffs   Rate    Runoffs   Rate    Runoffs   Rate    Runoffs   Rate    Runoffs    Rate
                                           -------   ----    -------   ----    -------   ----    -------   ----    -------    ----
Total Investment Securities                  1,346   6.83%         0   0.00%    1,001    6.11%         0   0.00%         0    0.00%
Total Short Term Investment                  1,000   4.55%         0   0.00%        0    0.00%         0   0.00%         0    0.00%
Net Loans                                   18,554   8.78%    13,303   8.76%   12,465    8.08%    10,121   8.27%     8,771    7.98%
Total Earning Assets                        20,900   8.45%    13,303   8.76%   13,466    7.94%    10,121   8.27%     8,771    7.98%
Total Non-Earning Assets                       290   9.30%         0   0.00%        0    0.00%         0   0.00%         0    0.00%
Total Assets                                21,190   8.47%    13,303   8.76%   13,466    7.94%    10,121   8.27%     8,771    7.98%
Total Noninterest Bearing Deposits               0   0.00%     2,919   0.00%        0    0.00%         0   0.00%         0    0.00%
Total Interest Bearing Deposits              2,010   4.75%    11,496   5.37%   16,784    5.48%    18,845   5.43%    12,767    5.04%
Total Deposits                               2,010   4.75%    14,415   4.29%   16,784    5.48%    18,845   5.43%    12,767    5.04%
Total Other Interest Bearing Liabilities         0   0.00%         0   0.00%        0    0.00%         0   0.00%         0    0.00%
Total Other Liabilities                          0   0.00%         0   0.00%        0    0.00%         0   0.00%         0    0.00%
Total Liabilities                            2,010   4.75%    14,415   4.29%   16,784    5.48%    18,845   5.43%    12,767    5.04%
Total Equity Capital                             0   0.00%         0   0.00%        0    0.00%         0   0.00%         0    0.00%
Total Liabilities and Capital                2,010   4.75%    14,415   4.29%   16,784    5.48%    18,845   5.43%    12,767    5.04%
Interval GAP                                19,181            (1,112)          (3,318)            (8,725)           (3,997)
Cumulative GAP                              19,181            18,068           14,750              6,026             2,029
Interval GAP/Total Assets                           11.09%            (0.64%)           (1.92%)           (5.04%)            (2.31%)
Cumulative GAP/Total Assets                         11.09%            10.45%             8.53%             3.48%              1.17%
Interval GAP/Earning Assets                         12.29%             1.18%            (2.16%)           (5.68%)            (2.60%)
Cumulative GAP/Earning Assets                       12.29%            13.46%            11.31%             5.63%              3.03%
Interval Spread: Earning Assets                      3.70%             3.39%             2.45%             2.84%              2.94%
Interval Spread: Total Assets                        3.72%             4.48%             2.45%             2.84%              2.94%

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        1. To elect four directors of Class II to serve until the Annual Meeting of Shareholders in 2002 or in the case of each director until his successor is duly elected and qualified.

        2. To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS
              The common stock of the Corporation is traded on the over-the-counter market. Transfer agent and registrar is The Registrar and Transfer Co., 10 Commerce Drive, Cranford, NJ 07016. Common stock market prices and dividends are shown in the annual shareholders' report for the year ended December 31, 1998 and incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA
              The information required by this item is incorporated herein by reference to the registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit "13".

ITEM 7. MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
              The information required by this item is incorporated herein by reference to the registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit "13".

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              The information required by this item is incorporated herein by reference to the registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit "13".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        The information required by this item concerning Directors is incorporated herein by reference to the registrant's 1999 Proxy Statement.

Executive Officers
------------------

The name, age, and position of the Executive Officers of the Registrant as of March, 1999 is listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

Name, Age, Position                        Business Experience During Past Five Years
-------------------                        ------------------------------------------
        Executive Officers
        ------------------

        Harry O. Egger, 59                 Security National Bank and Trust Co.
        Chairman, President, CEO           President 1981 - 1996
                                           Chairman, CEO since 1-1-97

        J. William Stapleton, 46           Security National Bank and Trust Co.
        Executive Vice President/CFO       Vice President since 9-18-84
                                           Executive Vice President since 1-1-97

        William C. Fralick, 44             Security National Bank and Trust Co.
        Vice President                     Vice President since 12-31-84
                                           President since 1-1-97

        Glenda S. Greenwood, 43            Security National Bank and Trust Co.
        Vice President                     Director of Marketing since 12-29-80
                                           Vice President since 1-1-97

        Daniel M. O'Keefe, 54              Security National Bank and Trust Co.
        Vice President                     Vice President/Trust Officer since 1-80

ITEM 11.     EXECUTIVE COMPENSATION
        The information required by this item is incorporated herein by reference to the registrant's 1999 Proxy Statement.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT The information required by this item is incorporated herein by reference to the Registrant's 1999 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        The information required by this item is incorporated herein by reference to the Registrant's 1999 Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a)      Document filed as part of the report

             1.      FINANCIAL STATEMENTS

                     The following consolidated financial statements and report of independent auditors of Security Banc Corporation, included in the 1998 Annual Report to its shareholders for the year ended December 31, 1998 are incorporated by reference in Item 8.

                     Report of Independent Auditors

                     Consolidated Statement of Condition, December 31, 1998 and 1997

                     Consolidated Statement of Income for the Years Ending December 31, 1998, 1997, and 1996

                     Consolidated Statement of Shareholders' Equity for the Years Ending December 31, 1998, 1997, and 1996

                     Consolidated Statement of Cash Flows for the Years Ending December 31, 1998, 1997, and 1996

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

     (b)     Reports on Form 8-K - None


     (c)     Exhibits

             13 - Security Banc Corporation 1998 Annual Report

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

                                  SECURITY BANC
            ---------------------------------------------------------
                            CORPORATION (Registrant)


By /s/ Harry O. Egger
  -----------------------------------------
Harry O. Egger, Chairman of the Board and Director
(Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry E. Kaffenbarger                         /s/ Vincent J. Demana
----------------------------------------          ----------------------------------------
Director, Larry E. Kaffenbarger, 3-16-99          Director, Vincent J. Demana, 3-16-99


/s/ Chet L. Walthall                              /s/ Robert A. Warren
----------------------------------------          ----------------------------------------
Director, Chet L. Walthall, 3-16-99               Director, Robert A. Warren, 3-16-99


/s/ Larry D. Ewald                                /s/ Richard E. Kramer
----------------------------------------          ----------------------------------------
Director, Larry D. Ewald, 3-16-99                 Director, Richard E. Kramer, 3-16-99


/s/ Karen E. Nagle                                /s/ James R. Wilson
----------------------------------------          ----------------------------------------
Director, Karen E. Nagle, 3-16-99                 Director, James R. Wilson, 3-16-99


/s/ Thomas J. Veskauf                             /s/ Scott A. Gabriel
----------------------------------------          ----------------------------------------
Director, Thomas J. Veskauf, 3-16-99              Director, Scott A. Gabriel, 3-16-99


/s/ Harry O. Egger                                /s/ J. William Stapleton
----------------------------------------          ----------------------------------------
Chairman of the Board, President and CEO          Executive Vice President and
Harry O. Egger, 3-16-99                           Chief Financial Officer
                                                  (Principal Financial Officer)
                                                  J. William Stapleton, 3-16-99
/s/ Thomas L. Miller
----------------------------------------
Vice President/Controller Security
National Bank
Thomas L. Miller, 3-16-99