Form 10-Q
period 1999-03-31
SECURITY BANC CORP
filed 1999-05-12
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the period ended        March 31, 1999
                          ----------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
     For the transition period from         to         Commission File
                                    -------    -------
     Number:                            0-13655
             -------------------------------------------------------------------

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

                              X   Yes                No
                            -----              -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                                   Outstanding at April 4, 1999
--------------------------------                    ----------------------------
Common Stock,  $1.5625 Par Value                             12,174,162

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

INDEX
                                                                        PAGE NO.
Part I - Financial Information

        Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets
               March 31, 1999 and December 31, l998.                      3

               Consolidated Condensed Statements of Income
               for the three (3) months ended March 31, 1999
               and March 31, 1998.                                        4

               Consolidated Condensed Statements of Cash
               Flows for the three (3) months ended March 31,
               1999 and March 31, 1998.                                   5

               Consolidated Condensed Statements of Shareholders
               Equity for the three (3) months ended March 31, 1998
               and March 31, 1999.                                        6

               Notes to Consolidated Condensed Financial Statements.      7

        Item 2 - Management's Discussion and Analysis of
                  Condition and Results of Operations                     8-14

Part II - Other Information                                              15

Signature                                                                16

PART I  ITEM 1 - FINANCIAL STATEMENTS

                              SECURITY BANC CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                          March 31           Dec 31
                                                              1999             1998
                                                              ----             ----
                                                                (in thousands)
ASSETS
Cash and due from banks                                   $ 27,621         $ 34,052
Federal funds sold                                          24,150           21,350
                                                          --------         --------
                  TOTAL CASH AND CASH EQUIVALENT            51,771           55,402
                                                          --------         --------

Interest bearing deposits with other banks                   1,560            2,700
Investments (Market Value $233,467 @3-31-99,
                          $167,365 @ 12-31-98)             233,529          167,324

Loans:  Commercial and agricultural                        295,098          285,958
        Real estate and mortgage                           255,473          252,609
        Consumer                                            75,832           78,375
                                                          --------         --------
                   TOTAL LOANS                             626,403          616,942

Less:  Allowance for Loan Losses                            (6,733)          (6,883)
                                                          --------         --------
                   NET LOANS                               619,670          610,059

Premises and Equipment                                       9,153            9,224
Other Assets                                                40,380           38,791
                                                          --------         --------
                  TOTAL ASSETS                            $956,063         $883,500
                                                          ========         ========
LIABILITIES
Non-interest bearing deposits                             $127,551         $131,285
Interest bearing demand deposits                           153,634          148,462
Savings deposits                                           156,436          154,876
Time deposits, $100,000 and over                            45,199           44,794
Other time deposits                                        224,269          229,436
                                                          --------         --------
                  TOTAL DEPOSITS                           707,089          708,853
Fed funds purchased and securities sold
 under agreement to repurchase                              25,794           28,993
Federal Home Loan Bank Term Advances                        97,916           22,816
Other liabilities                                            5,785            4,709
                                                          --------         --------
                  TOTAL LIABILITIES                       $836,584         $765,371
                                                          --------         --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                          $ 19,786         $ 19,768
Shares authorized  18,000,000
Shares issued      12,662,952 - 1999

Surplus                                                     22,221           22,084
Retained earnings                                           82,235           79,756
Accumulated other comprehensive income                      (1,251)            (121)

       Less:  Treasury Stock, 488,790 shares, 1999           3,512            3,358
                                                          --------         --------
TOTAL SHAREHOLDERS' EQUITY                                 119,479          118,129
                                                          --------         --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                      $956,063         $883,500
                                                          ========         ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                             SECURITY BANC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                    (UNAUDITED)

                                                              Three Months Ended
                                                           March 31        March 31
                                                             1999            1998
                                                             ----            ----
                                                             (in thousands except
                                                                per share data)
Interest Income                                             $16,628        $15,693
Interest Expense                                              6,496          5,982
                                                            -------        -------

NET INTEREST INCOME                                          10,132          9,711

Provision for loan losses                                       300            200
                                                            -------        -------

        NET INTEREST INCOME AFTER PROVISION FOR
           LOAN LOSSES                                        9,832          9,511

OTHER OPERATING INCOME
        Trust Income                                            471            360
        Service charges on deposit accounts                     758            758
        Securities, Gains (Losses)                               20             44
        Other charges, rents and fees                           735            712
                                                            -------        -------

                        TOTAL OTHER OPERATING INCOME          1,984          1,874

OPERATING EXPENSES
        Salaries and employee benefits                        2,905          2,785
        Equipment and occupancy expense                         670            664
        Other operating expense                               2,216          2,295
                                                            -------        -------

                             TOTAL OPERATING EXPENSE          5,791          5,744

INCOME BEFORE TAXES                                           6,025          5,641
        Income taxes (See Note B)                             1,964          1,924
                                                            -------        -------

NET INCOME                                                  $ 4,061        $ 3,717
                                                            =======        =======

        Basic earnings per share                            $   .33        $   .31
        Diluted earnings per share                          $   .33        $   .31
        Cash dividends per share                            $   .13        $  .105


Weighted average shares outstanding                      12,171,132     12,131,750

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                         SECURITY BANC CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                                March 31         March 31
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                     (IN THOUSANDS)
Cash Flows from Operating Activities:
          Net Income ...................................................        $  4,061         $  3,717
          Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation .............................................             289              266
              (Gain)/Loss on sale of the following:
                Investment Securities available for sale ...............             (20)             (44)
                Other Assets ...........................................             (11)              (7)
              Provision for loan losses ................................             300              200
              Amortization and accretion, net ..........................              14             (108)
              Amortization and core deposit intangible .................             168              168
              Change in other operating assets and liabilities, net ....          (5,719)          (5,628)
                                                                                --------         --------
                               Total Adjustments .......................          (4,979)          (5,153)
                                                                                --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................        $   (918)        $ (1,436)

Cash Flows From Investing Activities:
          Net decrease in interest bearing deposits with other banks ...           1,140                0
          Proceeds from maturities and sales of Investment securities
            available for sale .........................................          11,464            7,524
          Proceeds from maturities of Investments held to maturity .....           1,510            4,355
          Purchase of:
            Investment securities available for sale ...................         (79,490)          (4,450)
            Investment securities held to maturity .....................          (1,425)               0
          Increase in loans ............................................          (8,745)            (811)
          Proceeds from sale of other assets ...........................           4,459            5,532
          Capital expenditures .........................................            (181)            (416)
                                                                                --------         --------

          NET CASH USED IN INVESTING ACTIVITIES ........................         (71,268)          11,734

Cash Flows from Financing Activities:
          Net increase in demand deposits, NOW accounts and
            savings accounts ...........................................           8,941            4,235
          Net (decrease) increase in certificates of deposit ...........         (10,705)           1,497
          Net increase (decrease) in short-term borrowed funds .........           1,900          (12,972)
          Net Increase in other borrowed money .........................          70,000                0
          Net purchase and sale of treasury stock ......................            (154)               0
          Dividends paid ...............................................          (1,582)          (1,274)
          Proceeds from exercise of stock options ......................             155               29
                                                                                --------         --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES ....................          68,555           (8,485)

Net (decrease) increase in cash and cash equivalents ...................          (3,631)           1,813
Cash and cash equivalents at beginning of year .........................          55,402           85,698
                                                                                --------         --------

Cash and cash equivalents at March 31 ..................................        $ 51,771         $ 87,511

See Notes to Consolidated Financial Statements.

                                                      SECURITY BANC CORORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                       Accumulated
                                                                                          Treasury           Other
                                                            Common             Retained      Stock   Comprehensive    Comprehensive
(dollars in thousands, except per share amounts)             Stock   Surplus   Earnings    at Cost          Income           Income
===================================================================================================================================
BALANCE AT DECEMBER 31, 1997                               $19,707   $21,831    $70,149    ($3,193)           $242
Net Income                                                                        3,717                                       3,717
Other comprehensive income:
Net unrealized gains on securities available for sale
    net of income taxes of $28                                                                                  52               52
                                                                                                                             ------
          Total comprehensive income                                                                                          3,769
                                                                                                                             ======
Cash dividends on common shares  ($.105 per share)                               (1,274)
Exercise of stock options                                        6        23

===================================================================================================================================
BALANCE AT MARCH 31, 1998                                   19,713    21,854     72,592     (3,193)            294
===================================================================================================================================

BALANCE AT DECEMBER 31, 1998                                19,768    22,084     79,756     (3,358)           (121)
Net Income                                                                        4,061                                       4,061
Other comprehensive income:
Net unrealized (losses) on securities available for sale
    net of income taxes of $608                                                                             (1,130)          (1,130)
                                                                                                                             ------
          Total comprehensive income                                                                                          2,931
                                                                                                                             ======
Cash dividends on Common Shares ($.13 per share)                                 (1,582)
Exercise of stock options                                       18       137
Purchase of treasury stock                                                                    (154)

===================================================================================================================================
BALANCE AT MARCH 31, 1999                                   19,786    22,221     82,235     (3,512)         (1,251)
===================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and March 31, 1998.

NOTE B - TAXES

The effective tax rate of 33% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $26,871,000 invested in tax exempt municipal securities.


NOTE C - Common Share Information

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

From time to time, the Corporation may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new banking and financial service products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Corporation notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. These risks and uncertainties include, with limitation, changes in interest rates, developments in the economies served by the Corporation, changes in anticipated credit quality trends and changes in accounting, tax or regulatory practices or requirements.

ECONOMIC OUTLOOK
The continued strength of the economy remains a surprise to many economists. The index of leading economic indicators rose in February indicating stable conditions over the next six months. The index's trend over the last year has continued to improve. The manufacturing sector appears to be rebounding as domestic demand for goods has stayed strong and export orders have improved. The outlook for the entire year, however appears to favor a slight slowdown. The trade deficit is expected to deteriorate as many of the US's trading partners experience economic problems. While consumer spending and borrowing remain brisk, an eventual decrease is expected. Corporate spending on investments and hiring plans will be affected by the squeeze on profits. The agricultural economy is experiencing sustained softness in crop and hog prices which raise concern about the future health of farming.

With slower growth and low inflation, the Federal Reserve has chosen to hold interest rates steady. Rate moves in either direction could trigger a negative reaction. A rise in rates would effect the stock market and negatively impact consumer confidence, thus initiating a slowdown. A drop in rates could increase demand and inflation and cause the economy to overheat rapidly.

Locally the economy continues to prosper. New capital investment appears to be steady and unemployment rates, while increasing, remain low.

YEAR 2000 COMPLIANCE
Management formed, in July 1997, a "Year 2000 Committee" to initiate the process of preparing its computer systems and applications for the Year 2000. The process involves identifying and remediating data recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.

The Year 2000 Committee has identified "Mission Critical" components for Information Technology systems, Non-information Technology systems, and business processes. Information Technology includes, for example, systems that service loan and deposit customers. Non-information Technology systems include security systems, elevators, utilities, and voice/data communications. An application, system, or process is Mission Critical if it is vital to the successful continuance of a core business activity.

The Corporation's progress towards meeting the Plan's goals for both Information Technology systems and Non-information Technology systems, which follows a five phase approach recommended by federal bank regulators, is as follows:

        PHASE                 COMPLETE              DATE**
        -----                 --------              ------
MISSION CRITICAL
Awareness                       100%                October, 1997
Assessment                      100%                February, 1998
Renovation                      100%                December, 1998
Testing/Validation              100%                March 31, 1999
Implementation                   50%*               June 30, 1999

The Year 2000 Committee is working with significant customers, vendors, and business counterparties to monitor the progress of their Year 2000 efforts, Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite Corporation's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues.

Management does not expect the year 2000 compliance expenses to be material to the Company's future earnings. The Company expects its year 2000 date conversion project to be completed on a timely basis.

**Date completed or estimated date of completion.
*Status as of May 1, 1999.


RESULTS OF OPERATIONS
Net income was $4,061,000 for the first three months of 1999 compared to $3,717,000 for the same period of 1998. Basic earnings per share were $.33 for the first three months, a 6% increase over last year's $.31. Diluted earnings per share were $.33 for the first three months, a 6% increase over last year's $.31.

Total assets were $956,063,000 at March 31, 1999 compared to 1998's assets of $834,764,000. For the first three months of 1999, return on average equity was 13.60% and return on average assets was 1.75%.

Interest and fees on loans increased to $13,291, 000 for the three months ended March 31, 1999 compared to $12,845,000 for the three months ending March 31, 1998. Average loans were $620,245,000 and $562,923,000 at March 31, 1999 and
1997 respectively, a 10% increase.

Income from securities increased to $2,801,000 from $2,103,000 for the three months ended March 31, 1999 and 1998 respectively. The average outstanding for securities were $192,298,000 and $147,426,000 at March 31, 1999 and 1998
respectively, a 30% increase.

Interest income from Fed Funds sold and other interest bearing assets increased to $536,000 at March 31, 1999 compared to $858,000 for the three months ended March 31, 1999. The average outstanding for Fed Funds and interest bearing deposits were $43,547,000 and $61,679,000 at March 31, 1999 and 1998 respectively, a 29% decrease.

Interest bearing liabilities average outstanding at March 31, 1999 were $675,581,000 compared to $604,073,000 at March 31, 1998 Interest expense increased to $6,496,000 at March 31, 1999 from $6,095,000 at March 31, 1998 a 7%
increase.

Net interest income on a fully taxable equivalent basis for the first three months of 1999 was $10,309,000 compared to the $9,825,000 realized in the same period of 1998.

Market value per share was $41.50 at March 31, 1999 as compared to $28.625 at March 31, 1998. Book value per share was $9.81 at March 31, 1999 and $9.17 at March 31, 1998. The efficiency ratio was 46% and 48% respectively for March 31, 1999 and March 31, 1998.

PART 1  ITEM 2 (CONT'D.)

                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                    For Period Ending March 31
                                                                    1999      (000's)      1998
                                                                    ----                   ----
                Balance at beginning of period                      6,883                 6,254
                Charge-offs:
                     Domestic:
                          Commercial, financial and agriculture      (278)                  (25)
                          Real estate -- construction
                          Real estate -- mortgage                      (0)                 (284)
                          Installment loans to individuals           (278)                 (247)
                          Lease financing                               0                     0
                                                                   ------                ------
                                                                     (556)                 (556)

                     Recoveries:
                Domestic:
                          Commercial, financial and agriculture        16                   792
                          Real estate -- construction
                          Real estate -- mortgage                       0                    16
                          Installment loans to individuals              0                    70
                          Lease financing                              54                     0
                                                                   ------                ------
                                                                       70                   878

                Net charge-offs                                      (486)                  322
                Other adjustments                                      36                     0
                Additions charged to operations                       300                   200
                                                                   ------                ------
                Balance at end of period                           $6,773                $6,776


Ratio of net charge-offs during the period of average loans
           outstanding during the period.                            (.08%)                 .06%

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

                                                                December 31
                                     March 31,      ----------------------------------
                                       1999          1998      1997     1996     1995
                                       ----          ----      ----     ----     ----
        Non-accrual loans             $1,915        $2,154    $3,417   $4,123   $2,772
        Accruing loans past due
           90 days or more             1,726         1,371      1,537   1,709    1,543

        Restructured loans               320           322        333       0        0

        Other real estate owned        1,499         1,531        258     256        0

Total other operating income was $1,984,000 and $1,874,000 during the first three months of 1999 and 1998 respectively. Trust income increased 31%. There was a no increase in service charges on deposits, and a 3% increase in other charges, rents and fees. Total securities gains for the first three months of 1999 were $20,000 or $13,000 after tax. Total securities gains for the same period of 1998 were $44,000 or $29,000 after tax.

PART 1    ITEM 2 - PAGE  2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $47,000 during the first three months, 1% over the similar period of 1998. Salaries, wages and employee benefits increased 4% over 1998. Equipment and net occupancy expenses during the first three months were $670,000 and $664,000 for 1999 and 1998 respectively, which reflects a 1% increase. Other operating expenses decreased $78,000 compared to 1998.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
The material changes (5% or greater) on the consolidated condensed balance sheets are:

     Cash and due from Banks - (decrease of 19%) because of decrease in cash letter settlement.

     Federal Funds Sold - (increase of 13%) because of excess cash on hand not invested in securities.

     Interest bearing deposits with other banks - (decrease of 42%) because of maturity.

     Investments - (increase of 40%) due to purchase of $70,000,000 GNMA's.

     Fed funds purchased and securities sold under agreement to repurchase -
        (decrease of 11%) due to decrease of repurchase agreements.

     FHLB Advances (increase of 329%) because $70,000,000 borrowed to purchase
        GNMA's

     Other liabilities - (increase 23%) due to increase in interest payable and FIT payable.

     Other Comprehensive Income - (decrease 934%) - due to FASB 115 on securities available for sale.

     Treasury stock - (increase 5%) due to repurchase of common shares.

CAPITAL RESOURCES
     The table below illustrates the Company's subsidiary banks regulatory capital ratios at March 31, 1999 under the year end 1992 requirements:
     (000s)

     Tier 1 Capital                                                    $108,908
     Tier 2 Capital                                                       6,733
                                                                       --------
                     TOTAL QUALIFYING CAPITAL                          $115,641
                                                                       --------
     Risk Adjusted Total Assets (including off balance exposures)      $608,636
                                                                       ========

     Tier 1 Risk-Based Capital Ratio                                      17.89%
     Total Risk-Based Capital Ratio                                       19.00%
     Tier 1 Leverage Ratio                                                11.56%

LIQUIDITY
     The subsidiaries of the Corporation Static Gap analysis is presented on pages 11, 12, and 13.

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                            IMMEDIATELY
                                             ADJUSTABLE       END OF 6/99       END OF 9/99       END OF 12/99       END OF 3/00
                                           RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE
                                           -------   ----    -------   ----    -------   ----    -------   ----    -------   ----
Total Investment Securities                     43   5.43%         0   0.00%    35,000   5.87%     9,654   5.64%        75   4.00%
Total Short Term Investment                 24,200   4.63%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Net Loans                                   67,589   8.27%    37,879   8.73%    23,041   8.89%    18,162   8.76%    16,131   8.84%
Total Earning Assets                        91,832   7.31%    37,879   8.73%    58,041   7.07%    27,816   7.68%    16,206   8.81%
Total Non-Earning Assets                     1,069   9.45%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Assets                                92,901   7.33%    37,879   8.73%    58,041   7.07%    27,816   7.68%    16,206   8.81%
Total Noninterest Bearing Deposits               0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Interest Bearing Deposits             34,390   4.44%    58,975   4.67%    34,540   4.32%    22,673   3.80%    23,175   4.02%
Total Deposits                              34,390   4.44%    58,975   4.67%    34,540   4.32%    22,673   3.80%    23,175   4.02%
Total Other Interest Bearing Liabilities    24,144   3.99%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Other Liabilities                          0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Liabilities                           58,534   4.25%    58,975   4.67%    34,540   4.32%    22,673   3.80%    23,175   4.02%
Total Equity Capital                             0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Liabilities and Capital               58,534   4.25%    58,975   4.67%    34,540   4.32%    22,673   3.80%    23,175   4.02%
Interval GAP                                34,366           (21,096)           23,501             5,143            (6,969)
Cumulative GAP                              34,366            13,271            36,772            41,915            34,946
Interval GAP/Total Assets                            5.53%            (3.40%)            3.78%             0.83%            (1.12%)
Cumulative GAP/Total Assets                          5.53%             2.14%             5.92%             6.75%             5.63%
Interval GAP/ Earning Assets                         5.69%            (3.64%)            4.05%             0.89%            (1.20%)
Cumulative GAP/Earning Assets                        5.69%             2.05%             6.10%             6.99%             5.79%
Interval Spread:  Earning Assets                     3.09%             4.07%             2.75%             3.87%             4.79%
Interval Spread:  Total Assets                       3.08%             4.07%             2.75%             3.87%             4.79%

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                            IMMEDIATELY
                                             ADJUSTABLE       END OF 6/99       END OF 9/99       END OF 12/99       END OF 3/00
                                           RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE
                                           -------   ----    -------   ----    -------   ----    -------   ----    -------   ----
Total Investment Securities                  1,500   6.85%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Short Term Investment                      0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Net Loans                                   30,510   8.79%     9,604   8.21%    10,100   8.19%     8,311   7.96%     9,366   7.90%
Total Earning Assets                        32,010   8.70%     9,604   8.21%    10,100   8.19%     8,311   7.96%     9,366   7.90%
Total Non-Earning Assets                       266   9.44%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Assets                                32,276   8.71%     9,604   8.21%    10,100   8.19%     8,311   7.96%     9,366   7.90%
Total Noninterest Bearing Deposits               0   0.00%     3,009   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Interest Bearing Deposits              2,009   4.75%    17,625   5.44%    20,920   5.29%    12,906   5.01%     8,871   4.94%
Total Deposits                               2,009   4.75%    20,634   4.65%    20,920   5.29%    12,906   5.01%     8,871   4.94%
Total Other Interest Bearing Liabilities         0   0.00%     5,500   4.96%         0   0.00%         0   0.00%       237   7.40%
Total Other Liabilities                          0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Liabilities                            2,009   4.75%    26,134   4.71%    20,920   5.29%    12,906   5.01%     9,108   5.00%
Total Equity Capital                             0   0.00%         0   0.00%         0   0.00%         0   0.00%         0   0.00%
Total Liabilities and Capital                2,009   4.75%    26,134   4.71%    20,920   5.29%    12,906   5.01%     9,108   5.00%
Interval GAP                                30,267           (16,530)          (10,820)           (4,595)              258
Cumulative GAP                              30,267            13,737             2,918            (1,677)           (1,420)
Interval GAP/Total Assets                           17.17%            (9.38%)           (6.14%)           (2.61%)            0.15%
Cumulative GAP/Total Assets                         17.17%             7.79%             1.65%            (0.95%)           (0.81%)
Interval GAP/Earning Assets                         18.96%            (8.54%)           (6.84%)           (2.90%)            0.16%
Cumulative GAP/Earning Assets                       18.96%            10.41%             3.58%             0.67%             0.84%
Interval Spread:  Earning Assets                     3.95%             2.88%             2.90%             2.96%             2.90%
Interval Spread: Total Assets                        3.96%             3.50%             2.90%             2.96%             2.90%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                            IMMEDIATELY
                                             ADJUSTABLE       END OF 6/99       END OF 9/99       END OF 12/99       END OF 3/00
                                           RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE
                                           -------   ----    -------   ----    -------   ----    -------   ----    -------   ----
Total Investment Securities                      0   0.00%    6,500     5.75%    3,510   5.97%     1,107   5.03%     4,500    5.84%
Total Short Term Investment                  1,950   4.80%        0     0.00%        0   0.00%       500   5.13%     1,060    5.50%
Net Loans                                   11,504   8.70%    2,386     8.22%   11,990   8.19%     4,148   8.90%     7,778    8.63%
Total Earning Assets                        13,454   8.13%    8,886     6.41%   15,500   7.69%     5,755   7.83%    13,338    7.44%
Total Non-Earning Assets                       580   8.14%        0     0.00%        0   0.00%         0   0.00%         0    0.00%
Total Assets                                14,034   8.13%    8,886     6.41%   15,500   7.69%     5,755   7.83%    13,338    7.44%
Total Noninterest Bearing Deposits               0   0.00%        0     0.00%        0   0.00%         0   0.00%         0    0.00%
Total Interest Bearing Deposits                  0   0.00%   34,269     2.78%    9,191   4.90%     6,936   5.17%    33,694    2.99%
Total Deposits                                   0   0.00%   34,269     2.78%    9,191   4.90%     6,936   5.17%    33,694    2.99%
Total Other Interest Bearing Liabilities       458   4.75%    3,189     4.48%        0   0.00%         0   0.00%         0    0.00%
Total Other Liabilities                          0   0.00%        0     0.00%        0   0.00%         0   0.00%         0    0.00%
Total Liabilities                              458   4.75%   37,458     2.93%    9,191   4.90%     6,936   5.17%    33,694    2.99%
Total Equity Capital                             0   0.00%        0     0.00%        0   0.00%         0   0.00%         0    0.00%
Total Liabilities and Capital                  458   4.75%   37,458     2.93%    9,191   4.90%     6,936   5.17%    33,694    2.99%
Interval GAP                                13,576          (28,572)             6,309            (1,181)          (20,356)
Cumulative GAP                              13,576          (14,996)            (8,687)           (9,868)          (30,224)
Interval GAP/Total Assets                            8.48%            (17.86%)           3.94%            (0.74%)           (12.72%)
Cumulative GAP/Total Assets                          8.48%             (9.37%)          (5.43%)           (6.17%)           (18.89%)
Interval GAP/Earning Assets                          8.59%            (19.54%)           4.31%            (0.81%)           (13.92%)
Cumulative GAP/Earning Assets                        8.59%            (10.96%)          (6.64%)           (7.45%)           (21.37%)
Interval Spread: Earning Assets                      3.66%              3.49%            2.79%             2.66%              4.45%
Interval Spread: Total Assets                        3.38%              3.49%            2.79%             2.66%              4.45%

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


May 8, 1999