Form 10-K405/A
period 1998-12-31
SECURITY BANC CORP
filed 1999-06-30
CIK 763956

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth in the pages attached hereto:

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statement with respect to the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the "Plan") are filed herewith as Exhibit 28.1, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of a filing on Form 11-K:

      (a)   Report of Independent Auditors

      (b) Statements of Assets Available for Distribution to Plan Participants-December 31, 1998 and 1997

      (c) Statements of Changes in Assets Available for Distribution to Plan Participants - years ended December 31, 1998 and 1997

      (d)   Notes to Financial Statements

      (e)   Schedule of Assets Held for Investment - December 31, 1998

      (f) Schedule of Transactions or Series of Transactions in Excess of 5% of the current value of Plan Assets - year ended December 31, 1998

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


SECURITY BANC CORPORATION

By /s/ Thomas L. Miller                               Date:    June 29, 1999
   -------------------------                                  ---------------
   Thomas L. Miller
   Vice President/Controller

                              Financial Statements
                         and Other Financial Information

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                     Years ended December 31, 1998 and 1997
                      with Report of Independent Auditors

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                              Financial Statements
                         and Other Financial Information


                     Years ended December 31, 1998 and 1997


                                    CONTENTS

Report of Independent Auditors ..............................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits .............................2
Statements of Changes in Net Assets Available for Benefits with Fund
  Information ...............................................................3
Notes to Financial Statements ...............................................7


Supplemental Schedules

Assets Held for Investment .................................................13
Reportable Transactions ....................................................14

                         Report of Independent Auditors


Plan Committee
  Security Banc Corporation
  401(k) Profit Sharing Savings Plan

We have audited the accompanying statements of net assets available for benefits of the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the Plan) as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits with Fund Information for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in the net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment as of December 31, 1998 and reportable transactions for the year ended December 31, 1998 are presented for the purpose of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                  /s/ Ernst & Young LLP

Columbus, Ohio
June 25, 1999

                            Security Banc Corporation 401 (k)
                               Profit Sharing Savings Plan

                     Statements of Net Assets Available for Benefits

                                                                     DECEMBER 31
                                                                 1998            1997
                                                             ---------------------------
ASSETS
Investments at fair value:
  Fidelity Advisor Institutional Growth Opportunity Fund     $   691,334     $   686,913
  Fidelity Balanced Fund                                          26,623         305,711
  Fidelity Magellan Fund                                         703,274         611,390
  PNC Temporary Fund                                             390,902         431,402
  VanGuard Index Fund                                          1,334,219         962,404
  Vanguard Wellington Fund                                       489,520              --
  Janus Worldwide Fund                                           188,284              --
  Federated Institutional Short-Duration Government Fund         181,072              --
  Franklin Small Cap Growth Fund                                 347,628              --
  Fidelity Advisor LTD Bond Fund                                      --          94,274
  Fidelity Diversified International Fund                             --         236,407
  Kaufmann Fund, Inc.                                                 --         633,059
  Security Banc Corporation Common Stock                      14,557,514       7,621,553
  Security Investment Account II                                   4,037         369,485
                                                             ---------------------------
Total Investments                                             18,914,407      11,952,598
Cash                                                                  --          21,724
                                                             ---------------------------
TOTAL ASSETS                                                  18,914,407      11,974,322

Contributions Receivable                                          31,128              --
Accrued income                                                     2,455           5,444
                                                             ---------------------------
Net assets available for benefits                            $18,947,990     $11,979,765
                                                             ===========================

See accompanying notes.

                                     Security Banc Corporation 401 (k)
                                        Profit Sharing Savings Plan

              Statement of Changes in Net Assets Available for Benefits with Fund Information

                                        Year ended December 31, 1998

                                                                 MONEY                           BANC CORP.
                                                                 MARKET        BALANCED            STOCK
                                                                  FUND           FUND               FUND
                                                                -------------------------------------------
Investment income:
   Net unrealized appreciation in fair value of investments
      net of realized gains and losses                          $     --       $(26,871)        $ 5,786,075
   Interest                                                        1,676             --               6,851
   Dividends                                                      21,199         71,595             119,469
                                                                -------------------------------------------
                                                                  22,875         44,724           5,912,395
                                                                -------------------------------------------
Contributions:
   Employer                                                       10,137          4,891              96,194
   Employee                                                       24,101         12,792             398,324
                                                                -------------------------------------------
                                                                  34,238         17,683             494,518
                                                                -------------------------------------------
Total additions                                                   57,113         62,407           6,406,913

Deduction:
   Benefit payments                                               35,051          6,071             375,692
                                                                -------------------------------------------

Net increase prior to transfers between funds                     22,062         56,336           6,031,221

Transfers between funds                                          (52,526)       154,328             525,640
                                                                -------------------------------------------
Total transfers                                                  (52,526)       154,328             525,640
                                                                -------------------------------------------

Net (deductions) additions                                       (30,464)       210,664           6,556,861
Net assets available for benefits:
   Beginning of the year                                         423,181        310,057           7,986,200
                                                                -------------------------------------------
   End of the year                                              $392,717       $520,721         $14,543,061
                                                                ===========================================

See accompanying notes.

   FIXED                                       AGGRESSIVE        COMMON        CONSERVATIVE
  INCOME         GROWTH      INTERNATIONAL      SMALL CAP      STOCK INDEX        GROWTH
   FUND           FUND           FUND          GROWTH FUND        FUND             FUND           TOTAL
----------------------------------------------------------------------------------------------------------
  $  1,791     $ 155,520      $  40,024         $   8,120      $  268,668        $ 113,797     $ 6,347,124
       779            --             --                --              --               --           9,306
     5,380        30,818             --             4,898          10,213           30,782         294,354
  --------------------------------------------------------------------------------------------------------
     7,950       186,338         40,024            13,018         278,881          144,579       6,650,784
  --------------------------------------------------------------------------------------------------------

     3,338        13,311          6,289            15,604          36,085           16,589         202,438
     6,945        32,614         17,224            52,154         106,137           47,197         697,488
  --------------------------------------------------------------------------------------------------------
    10,283        45,925         23,513            67,758         142,222           63,786         899,926
  --------------------------------------------------------------------------------------------------------
    18,233       232,263         63,537            80,776         421,103          208,365       7,550,710


       167        15,668          3,373            37,267          69,493           39,703         582,485
  --------------------------------------------------------------------------------------------------------

    18,066       216,595         60,164            43,509         351,610          168,662       6,968,225

    69,643      (121,679)      (108,236)         (327,157)         21,571         (161,584)             --
  --------------------------------------------------------------------------------------------------------
    69,643      (121,679)      (108,236)         (327,157)         21,571         (161,584)             --
  --------------------------------------------------------------------------------------------------------

    87,709        94,916        (48,072)         (283,648)        373,181            7,078       6,968,225

    95,122       649,083        237,294           629,797         962,119          686,912      11,979,765
  --------------------------------------------------------------------------------------------------------
  $182,831     $ 743,999      $ 189,222         $ 346,149      $1,335,300        $ 693,990     $18,947,990
  ========================================================================================================

                                   Security Banc Corporation 401 (k)
                                      Profit Sharing Savings Plan

            Statement of Changes in Net Assets Available for Benefits with Fund Information

                                     Year ended December 31, 1997

                                                                 MONEY                      BANC CORP.
                                                                 MARKET       BALANCED        STOCK
                                                                  FUND          FUND          FUND
                                                                --------------------------------------
Investment income:
   Net unrealized appreciation in fair value of investments
      net of realized gains and losses                          $     --      $ 23,731      $2,550,298
   Interest                                                        2,035            --          23,204
   Dividends                                                      18,692        35,612         105,449
                                                                --------------------------------------
                                                                  20,727        59,343       2,678,951
                                                                --------------------------------------
Contributions:
   Employer                                                        9,937         4,051          83,669
   Employee                                                       23,453         9,918         240,540
                                                                --------------------------------------
                                                                  33,390        13,969         324,209
                                                                --------------------------------------
Total additions                                                   54,117        73,312       3,003,160

Deduction:
   Benefit payments                                               13,773         6,061          78,696
                                                                --------------------------------------

Net increase prior to transfers between funds                     40,344        67,251       2,924,464

Transfers between funds                                          (31,314)      (12,739)        (36,562)
Transfers of net assets of acquired companies                    140,581        22,081         570,505
                                                                --------------------------------------
Total transfers                                                  109,267         9,342         533,943
                                                                --------------------------------------

Net (deductions) additions                                       149,611        76,593       3,458,407
Net assets available for benefits:
   Beginning of the year                                         273,570       233,464       4,527,793
                                                                --------------------------------------
   End of the year                                              $423,181      $310,057      $7,986,200
                                                                ======================================

See accompanying notes.

    FIXED                                       AGGRESSIVE      COMMON         CONSERVATIVE
    INCOME       GROWTH      INTERNATIONAL       SMALL CAP    STOCK INDEX         GROWTH
    FUND          FUND           FUND           GROWTH FUND      FUND              FUND           TOTAL
----------------------------------------------------------------------------------------------------------
   $ 1,422      $117,739       $  9,299          $ 28,793       $148,100         $ 81,738      $ 2,961,120
       467            --             --                --             --               --           25,706
     4,901        39,219          8,566            19,679         16,995           47,211          296,324
   -------------------------------------------------------------------------------------------------------
     6,790       156,958         17,865            48,472        165,095          128,949        3,283,150
   -------------------------------------------------------------------------------------------------------

     2,384        10,858          7,450            19,631         32,730           16,361          187,071
     5,102        28,653         25,012            56,985         88,592           54,534          532,789
   -------------------------------------------------------------------------------------------------------
     7,486        39,511         32,462            76,616        121,322           70,895          719,860
   -------------------------------------------------------------------------------------------------------
    14,276       196,469         50,327           125,088        286,417          199,844        4,003,010


     1,437        24,234          3,460             5,112          3,307            1,003          137,083
   -------------------------------------------------------------------------------------------------------

    12,839       172,235         46,867           119,976        283,110          198,841        3,865,927

      (750)       (7,919)        38,171            41,287         13,578           (3,752)              --
     8,720        45,540         53,621           126,650        293,690          108,812        1,370,200
   -------------------------------------------------------------------------------------------------------
     7,970        37,621         91,792           167,937        307,268          105,060        1,370,200
   -------------------------------------------------------------------------------------------------------

    20,809       209,856        138,659           287,913        590,378          303,901        5,236,127

    74,313       439,227         98,635           341,884        371,741          383,011        6,743,638
   -------------------------------------------------------------------------------------------------------
   $95,122      $649,083       $237,294          $629,797       $962,119         $686,912      $11,979,765
   =======================================================================================================

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                          Notes to Financial Statements

                           December 31, 1998 and 1997


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

Unrealized gains and losses are differences between the fair value and cost basis of investments. The cost basis of the investments are using the average cost method.

2.  DESCRIPTION OF THE PLAN

The following description of the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the Plan) provides only general information. Participants should refer to the summary plan description for a more complete description of the Plan's provisions.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

GENERAL

The Plan is a defined contribution plan established on January 1, 1989, which covers all employees meeting specified age requirements and following the completion of one year of credited service (500 hours) with an affiliate (the
Bank). The Plan is subject to the provision of the Employee Retirement Income Security Act of 1974 (ERISA).

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

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

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

3. INVESTMENT OPTIONS

Plan participants may allocate their accounts between funds based on an election filed at the start of the quarter after the employee becomes eligible to participate in the Plan. Participants may change their allocation at any time.

The Plan provides for nine separate investment programs with separate funds.

Money Market Fund - The fund seeks to obtain a high level of current income as is consistent with the preservation of principal and liquidity within the standards of the Portfolio.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)


3. INVESTMENT OPTIONS (CONTINUED)

Balanced Fund - The fund seeks to obtain as much income as possible, consistent with preservation of capital, by investing in a broadly diversified portfolio of high yielding securities, including common stocks, preferred stocks, and bonds.

Banc Corporation Stock Fund - The fund provides a means to invest in shares of Security Banc Corporation Common Stock, $1.5625 par value. Security Banc Corporation is the parent corporation of the Bank.

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

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)


4. INVESTMENTS (CONTINUED)

The Plan's investments are held by a trustee, the Bank's trust department. The following individual investments represent 5 percent or more of the fair value of assets available for benefits as of December 31, 1998 and 1997:

                                                 DECEMBER 31
                                              1998          1997
                                           ------------------------
Security Banc Corporation Common Stock     $14,557,514   $7,621,553
VanGuard Index Fund                          1,334,219      962,404

The Plan's investments (including investments bought, sold, and held during the year) appreciated (depreciated) in carrying value as follows:

                                      YEAR ENDED DECEMBER 31
                                        1998          1997
                                     ------------------------
Conservative Growth Fund             $  113,797    $   81,738
Fixed Income Fund                         1,791         1,422
Balanced Fund                           (26,871)       23,731
International Fund                       40,024         9,299
Growth Fund                             155,520       117,739
Aggressive Small Cap Growth Fund          8,120        28,793
Banc Corp. Stock Fund                 5,786,075     2,550,298
Common Stock Index Fund                 268,668       148,100
                                     ------------------------
Total                                $ 6,347,124   $2,961,120
                                     ========================

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

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

6. YEAR 2000 ISSUE (UNAUDITED)

The Plan Sponsor has implemented a plan to modify its internal information technology to be ready for the year 2000 and has begun converting critical data processing systems. The project also includes determining whether third party service providers have reasonable plans in place to become year 2000 compliant. The Plan Sponsor currently expects the project to be substantially complete by early 1999. The Plan Sponsor does not expect the Year 2000 issue to have a significant effect on plan operations.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                           Assets Held for Investment

                                December 31, 1998

                                                                        FAIR
          DESCRIPTION                      SHARES        COST           VALUE
--------------------------------------------------------------------------------
Fidelity Advisor Institutional
  Growth Opportunity Fund                  13,794     $  541,368     $   691,334
Federated Institutional Short
  Duration Govt. Bond Fund                 90,536        181,929         181,072
Fidelity Balanced Fund                      1,626         22,878          26,623
Vanguard Wellington Fund                   16,679        508,742         489,520
Janus Worldwide Fund                        3,976        149,763         188,284
Fidelity Magellan Fund                      5,839        491,442         703,274
Franklin Small Cap Growth Fund             15,402        272,360         347,628
PNC Temporary Fund                        390,902        390,902         390,902
Security Investment Account II              4,037          4,037           4,037
Security Banc Corporation Common
  Stock*                                  316,468      4,525,172      14,557,514
VanGuard Index Fund                        11,709        972,464       1,334,219
                                                      --------------------------
Total assets held for investment                      $8,061,057      18,914,407
                                                      ==========================

* Party in interest to the plan.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                             Reportable Transactions

                          Year ended December 31, 1998

                                                                                    NET
                                  NUMBER   NUMBER                                 PROCEEDS
                                    OF      OF      PURCHASE       SELLING          FROM          NET
          DESCRIPTION           PURCHASES  SALES      PRICE         PRICE           SALE          GAIN
---------------------------------------------------------------------------------------------------------

CATEGORY (III) - A SERIES OF TRANSACTIONS IN EXCESS OF 5% OF PLAN ASSETS
------------------------------------------------------------------------

Franklin Small Cap Growth Fund      18       5     $  408,512     $  136,151     $  152,493     $ 16,342
Kaufmann Fund, Inc.                 56      31         55,253        650,236        604,823      (45,413)
Vanguard Wellington Fund            19       8        523,070         14,328         15,085          757
Security Banc Corporation Common
  Stock                             90      57      1,512,823         75,545        194,386      118,841
Security Investment Account II      97      47        934,881      1,300,329      1,300,329           --
VanGuard Index Fund                 85      41        311,826        169,571        208,680       39,109

There were no Category (i), (ii) or (iv) reportable transactions during the year ended December 31, 1998.