Form 10-Q
period 1999-06-30
SECURITY BANC CORP
filed 1999-08-13
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission
                                    Form 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
      For the period ended             June 30, 1999
                           -------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
      For the transition period from _____________ to _____________

      Commission File Number:                 0-13655
                              -------------------------------------------

                            Security Banc Corporation
--------------------------------------------------------------------------------
              (Exact name ofregistrant as specified in its charter)

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

                               X   Yes           No
                             -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

             Class                                  Outstanding at July 14, 1999
-------------------------------                     ----------------------------
Common Stock, $1.5625 Par Value                               12,180,450

SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX

                                                                                 PAGE NO.
Part I - Financial Information

        Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets
               June 30, 1999 and December 31, l998.                                  3

               Consolidated Condensed Statements of Income
               for the three (3) months ended June 30, 1999
               and June 30, 1998.                                                    4

               Consolidated Condensed Statement of Income for the six (6)
               months ended June 30, 1999 and June 30, 1998.                         5

               Consolidated Condensed Statements of Cash                             6
               Flows for the six (6) months ended June 30,
               1999 and June 30, 1998.

               Consolidated Condensed Statements of Shareholders Equity for          7
               the six (6) months ended June 30, 1998 and June 30, 1999.

               Notes to Consolidated Condensed Financial                             8
               Statements.

        Item 2 -  Management's Discussion and Analysis of
                  Condition and Results of Operations                             9-15

Part II - Other Information                                                         16

Signature                                                                           17

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30         Dec 31
                                                         1999           1998
                                                         ----           ----
                                                            (in thousands)
ASSETS
Cash and due from banks                                $ 40,549       $ 34,052
Federal funds sold                                          300         21,350
                                                       --------       --------
                  TOTAL CASH AND CASH EQUIVALENT         40,849         55,402
                                                       --------       --------

Interest bearing deposits with other banks                1,560          2,700
Investments (Market Value $224,635 @ 6-30-99,
                          $167,365 @ 12-31-98)          225,718        167,324

Loans:  Commercial and agricultural                     300,898        285,958
        Real estate and mortgage                        257,350        252,609
        Consumer                                         76,615         78,375
                                                       --------       --------
                  TOTAL LOANS                           634,863        616,942

Less:  Allowance for Loan Losses                         (6,817)        (6,883)
                                                       --------       --------
                  NET LOANS                             628,046        610,059

Premises and Equipment                                    9,149          9,224
Other Assets                                             42,843         38,791
                                                       --------       --------
                  TOTAL ASSETS                         $948,165       $883,500
                                                       ========       ========

LIABILITIES
Non-interest bearing deposits                          $121,190       $131,285
Interest bearing demand deposits                        135,487        148,462
Savings deposits                                        158,593        154,876
Time deposits, $100,000 and over                         42,418         44,794
Other time deposits                                     218,184        229,436
                                                       --------       --------
                  TOTAL DEPOSITS                        675,872        708,853
Fed funds purchased and securities sold
 under agreement to repurchase                           26,365         28,993
Federal Home Loan Bank Term Advances                    121,368         22,816
Other liabilities                                         5,679          4,709
                                                       --------       --------
                  TOTAL LIABILITIES                    $829,284       $765,371
                                                       --------       --------

SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                       $ 19,796       $ 19,768
Shares authorized 18,000,000
Shares issued 12,669,832 - 1999

Surplus                                                  22,286         22,084
Retained earnings                                        85,005         79,756
Accumulated other comprehensive income                   (4,670)          (121)

       Less:  Treasury Stock, 489,382 shares, 1999       (3,536)        (3,358)
                                                       --------       --------
TOTAL SHAREHOLDERS' EQUITY                              118,881        118,129
                                                       --------       --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                   $948,165       $883,500
                                                       ========       ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended
                                                         June 30         June 30
                                                          1999             1998
                                                          ----             ----
                                                          (in thousands except
                                                             per share data)
Interest Income                                          $17,155         $16,029
Interest Expense                                           6,729           6,052
                                                         -------         -------

NET INTEREST INCOME                                       10,426           9,977

Provision for loan losses                                    300             200
                                                         -------         -------

        NET INTEREST INCOME AFTER PROVISION FOR
           LOAN LOSSES                                    10,126           9,777

OTHER OPERATING INCOME
          Trust Income                                       467             426
        Service charges on deposit accounts                  793             801
        Securities, Gains (Losses)                            21              42
        Other charges, rents and fees                        763             763
                                                         -------         -------

                        TOTAL OTHER OPERATING INCOME       2,044           2,032

OPERATING EXPENSES
        Salaries and employee benefits                     2,884           2,814
        Equipment and occupancy expense                      663             675
        Other operating expense                            2,151           2,231
                                                         -------         -------

                        TOTAL OPERATING EXPENSE            5,698           5,720

INCOME BEFORE TAXES                                        6,472           6,089
        Income taxes (See Note B)                          2,119           2,086
                                                         -------         -------

NET INCOME                                               $ 4,353         $ 4,003
                                                         =======         =======

        Basic earnings per share                         $   .36         $   .33
        Diluted earnings per share                       $   .36         $   .33
        Cash dividends per share                         $   .13         $   .12

Weighted average shares outstanding                   12,177,121      12,138,413

See notes to Consolidated Condensed Financial Statements.

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            Six Months Ended
                                                         June 30         June 30
                                                           1999            1998
                                                           ----            ----
                                                          (in thousands except
                                                             per share data)
Interest Income                                          $33,783         $31,722
Interest Expense                                          13,225          12,034
                                                         -------         -------

NET INTEREST INCOME                                       20,558          19,688

Provision for loan losses                                    600             400
                                                         -------         -------

        NET INTEREST INCOME AFTER PROVISION FOR
           LOAN LOSSES                                    19,958          19,288

OTHER OPERATING INCOME
        Trust Income                                         938             786
        Service charges on deposit accounts                1,551           1,559
        Securities, Gains (Losses)                            41              86
        Other charges, rents and fees                      1,498           1,475
                                                         -------         -------

                        TOTAL OTHER OPERATING INCOME       4,028           3,906

OPERATING EXPENSES
        Salaries and employee benefits                     5,789           5,599
        Equipment and occupancy expense                    1,333           1,339
        Other operating expense                            4,367           4,525
                                                         -------         -------

                        TOTAL OPERATING EXPENSE           11,489          11,463

INCOME BEFORE TAXES                                       12,497          11,731
        Income taxes (See Note B)                          4,083           4,010
                                                         -------         -------

NET INCOME                                               $ 8,414         $ 7,721
                                                         =======         =======

        Basic earnings per share                         $   .69         $   .64
        Diluted earnings per share                       $   .69         $   .63
        Cash dividends per share                         $   .26         $  .225

Weighted average shares outstanding                   12,174,143      12,135,100

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                    SECURITY BANC CORPORATION

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                           June 30       June 30
                                                                             1999         1998
                                                                             ----         ----
                                                                               (IN THOUSANDS)
                                                                               --------------
Cash Flows from Operating Activities:
          Net Income                                                       $  8,414      $  7,721
          Adjustments to reconcile net income to net cash
               provided by operating activities:
                Depreciation                                                    558           537
               (Gain)/Loss on sale of the following:
                 Investment Securities available for sale                       (41)          (86)
                 Other Assets                                                   (13)          (15)
               Provision for loan losses                                        600           400
               Amortization and accretion, net                                  (89)         (229)
               Amortization and core deposit intangible                         335           337
               Change in other operating assets and liabilities, net        (10,205)      (13,384)
                                                                           --------      --------
                         Total Adjustments                                   (8,855)      (12,440)
                                                                           --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $   (441)     $ (4,719)

Cash Flows From Investing Activities:
          Net decrease in interest bearing deposits with other banks          1,140             0
          Proceeds from maturities and sales of Investment securities
               available for sale                                            15,721        11,286
          Proceeds from maturities of Investments held to maturity            1,698         8,284
          Purchase of:
               Investment securities available for sale                     (81,264)       (6,919)
               Investment securities held to maturity                        (1,425)       (1,500)
          Increase in loans                                                 (19,383)      (25,115)
          Proceeds from sale of other assets                                 10,042        11,978
          Capital expenditures                                                 (466)         (944)
          Purchase of Insurance Policies                                         (6)           (7)
                                                                           --------      --------

          NET CASH USED IN INVESTING ACTIVITIES                             (73,943)       (2,937)

Cash Flows from Financing Activities:
          Net (decrease) increase in demand deposits, NOW accounts and
               savings accounts                                             (19,354)       13,432
          Net decrease in certificates of deposit                           (13,627)       (3,238)
          Net increase (decrease) in short-term borrowed funds               10,925       (14,282)
          Net Increase in other borrowed money                               85,000             0
          Net purchase and sale of treasury stock                              (178)            0
          Dividends paid                                                     (3,165)       (2,731)
          Proceeds from exercise of stock options                               230           118
                                                                           --------      --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                          59,831        (6,701)

Net decrease in cash and cash equivalents                                   (14,553)      (14,357)
Cash and cash equivalents at beginning of year                               55,402        85,698
                                                                           --------      --------

Cash and cash equivalents at June 30                                       $ 40,849      $ 71,341

See Notes to Consolidated Financial Statements.

                                                      SECURITY BANC CORORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                       Accumulated
                                                                                            Treasury      Other
                                                             Common             Retained     Stock    Comprehensive  Comprehensive
(dollars in thousands, except per share amounts)              Stock   Surplus   Earnings    at Cost       Income         Income
==================================================================================================================================
BALANCE AT DECEMBER 31, 1997                                 $19,707  $21,831    $70,149    $(3,193)     $   242
Net Income                                                                         7,721                                  7,721
Other comprehensive income:
Net unrealized gains on securities available for sale
    net of income taxes of $2                                                                                 (3)            (3)
                                                                                                                         ------
          Total comprehensive income                                                                                      7,718
                                                                                                                         ======
Cash dividends on common shares  ($.225 per share)                                (2,731)
Exercise of stock options                                         15      103

==================================================================================================================================
BALANCE AT June 30, 1998                                      19,722   21,934     75,139     (3,193)         239
==================================================================================================================================

BALANCE AT DECEMBER 31, 1998                                  19,768   22,084     79,756     (3,358)        (121)
Net Income                                                                         8,414                                  8,414
Other comprehensive income:
Net unrealized (losses) on securities available for sale
    net of income taxes of $2,449                                                                         (4,549)        (4,549)
                                                                                                                         ------
          Total comprehensive income                                                                                      3,865
                                                                                                                         ======
Cash dividends on Common Shares ($.26 per share)                                  (3,165)
Exercise of stock options                                         28      202
Purchase of treasury stock                                                                     (178)

==================================================================================================================================
BALANCE AT June 30, 1999                                      19,796   22,286     85,005     (3,536)      (4,670)
==================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A -- Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of June 30, 1999 and the results of operations and cash flows for the six month periods ended June 30, 1999 and June 30, 1998.

NOTE B -- TAXES

The effective tax rate of 33% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $26,854,000 invested in tax exempt municipal securities.

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

ECONOMIC OUTLOOK
The economy continues its strong performance. GDP is solid at an annualized 4.3% while inflation remains low at 2% and unemployment stable at 4%. Most forecasts call for continued prosperity through the next twelve months.

The driving force of the economy continues to be consumer spending. Consumer confidence reached a new cyclical peak in June. While consumers are less bullish on the current situation, the expectations for the next six months are good. Confidence is bolstered by the strong job market, the strength of the stock market and low inflation.

Consumer consumption is leading to two negative trends, increasing debt load and decreasing savings levels. Household debt is expanding at a double digit pace, the fastest since the late 1980s. Debt service ratios continue to climb as consumers leverage their assets. The reduction in savings levels indicates that consumers will not be in a position to maintain debt service in the event of worsening economic conditions.

The Federal Reserve is intent on controlling economic growth, inflation, and consumer spending. Recently, rates were increased by 25 basis points in an effort to dampen activity; additional moves during the second half of 1999 are anticipated.

Locally, the economy continues to follow the national trend. Numerous companies continue to expand, unemployment is low, and year-to-date earnings remain stable for most businesses.

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

The Corporation's progress towards meeting the Plan's goals for both Information Technology systems and Non-information Technology systems, which follows a five phase approach recommended by federal bank regulators, is as follows:

      PHASE             COMPLETE                DATE**
      -----             --------                ------
MISSION CRITICAL
Awareness                 100%             October, 1997
Assessment                100%             February, 1998
Renovation                100%             December, 1998
Testing/Validation        100%             March 31, 1999
Implementation             70%*            September 30, 1999

The Year 2000 Committee is working with significant customers, vendors, and business counterparts to monitor the progress of their Year 2000 efforts, Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite Corporation's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues.

Management does not expect the year 2000 compliance expenses to be material to the Company's future earnings. The Company expects its year 2000 date conversion project to be completed on a timely basis.

**Date completed or estimated date of completion.
*Status as of August 1, 1999.


RESULTS OF OPERATIONS
Net income was $8,414,000 for the first six months of 1999 compared to $7,721,000 for the same period of 1998. Basic earnings per share were $.69 for the first six months, a 7% increase over last year's $.64. Diluted earnings per share were $.69 for the first six months, a 10% increase over last year's $.63.

Total assets were $948,165,000 at June 30, 1999 compared to 1998's assets of $838,892,000. For the first six months of 1999, return on average equity was 14.03% and return on average assets was 1.79%.

Interest and fees on loans increased to $26,813, 000 for the six months ended June 30, 1999 compared to $26,038,000 for the six months ending June 30, 1998. Average loans were $626,227,000 and $570,475,000 at June 30, 1999 and 1998 respectively, a 10% increase.

Income from securities increased to $6,324,000 from $4,151,000 for the six months ended June 30, 1999 and 1998 respectively. The average outstanding for securities were $210,634,000 and $141,996,000 at June 30, 1999 and 1998 respectively, a 48% increase.

Interest income from Fed Funds sold and other interest bearing assets decreased to $646,000 at June 30, 1999 compared to $1,534,000 for the six months ended June 30, 1999. The average outstanding for Fed Funds and interest bearing deposits were $25,931,000 and $54,346,000 at June 30, 1999 and 1998 respectively, a 52% decrease.

Interest bearing liabilities average outstanding at June 30, 1999 were $812,910,000 compared to $717,480,000 at June 30, 1998. Interest expense increased to $13,225,000 at June 30, 1999 from $12,034,000 at June 30, 1998 a
10% increase.

Net interest income on a fully taxable equivalent basis for the first six months of 1999 was $20,912,000 compared to the $19,878,000 realized in the same period of 1998.

Market value per share was $34.50 at June 30, 1999 as compared to $30.50 at June 30, 1998. Book value per share was $9.76 at June 30, 1999 and $9.38 at June 30, 1998. The efficiency ratio was 45% and 47% respectively for June 30, 1999 and June 30, 1998.

PART 1 ITEM 2 (CONT'D.)

                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     For Period Ending June 30
                                                                    1999      (000's)      1998
                                                                    ----                   ----
                Balance at beginning of period                     $6,883                $6,254
                Charge-offs:
                     Domestic:
                          Commercial, financial and agriculture      (333)                  (26)
                          Real estate -- construction
                          Real estate - mortgage                       (0)                 (284)
                          Installment loans to individuals           (524)                 (453)
                          Lease financing                               0                     0
                                                                   ------                ------
                                                                     (857)                 (763)

                     Recoveries:
                Domestic:
                          Commercial, financial and agriculture        21                   822
                          Real estate -- construction                   0                     0
                          Real estate -- mortgage                       7                    50
                          Installment loans to individuals            126                   154
                          Lease financing                               0                     0
                                                                   ------                ------
                                                                      154                  1026

                Net charge-offs                                      (703)                  263
                Other adjustments                                      37                     0
                Additions charged to operations                       600                   400
                                                                   ------                ------
                Balance at end of period                           $6,817                $6,917

Ratio of net charge-offs during the period of average loans
           outstanding during the period.                            (.11%)                 .05%

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

                                                                             December 31
                                               June 30,       ----------------------------------------
                                                 1999          1998        1997       1996       1995
                                                 ----          ----        ----       ----       ----
        Non-accrual loans                       $2,477        $2,477      $3,417     $4,123     $2,772
        Accruing loans past due
           90 days or more                       2,077         1,077        1,537     1,709      1,543

        Restructured loans                         317           317          333         0          0

        Other real estate owned                  1,722         1,772          258       256          0

Total other operating income was $4,028,000 and $3,906,000 during the first six months of 1999 and 1998 respectively. Trust income increased 19%. There was a 1% decrease in service charges on deposits, and a 2% increase in other charges, rents and fees. Total securities gains for the first six months of 1999 were $41,000 or $27,000 after tax. Total securities gains for the same period of 1998 were $86,000 or $56,000 after tax.

PART 1  ITEM 2 - PAGE 2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $26,000 during the first six months, .23% over the similar period of 1998. Salaries, wages and employee benefits increased 3% over 1998. Equipment and net occupancy expenses during the first six months were $1,333,000 and $1,339,000 for 1999 and 1998 respectively, which reflects a
 .45% decrease. Other operating expenses decreased $158,000 compared to 1998.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
The material changes (5% or greater) on the consolidated condensed balance sheets are:
       Cash and due from Banks - (increase of 19%) because of anticipated cash demand.

       Federal Funds Sold - (decrease of 99%) because of loan demand and investing in securities.

       Interest bearing deposits with other banks - (decrease of 42%) because of maturity.

       Investments - (increase of 35%) due to purchase of $70,000,000 GNMA's. Fed funds purchased and securities sold under agreement to repurchase - (decrease of 9%) due to decrease of repurchase agreements.

       FHLB Advances (increase of 432%) because $70,000,000 borrowed to purchase GNMA's

       Other liabilities - (increase 21%) due to increase in interest payable and FIT payable.

       Other Comprehensive Income - (decrease 3,760%) - due to FASB 115 on securities available for sale.

       Treasury stock - (increase 5%) due to repurchase of common shares.

CAPITAL RESOURCES
       The table below illustrates the Company's subsidiary banks regulatory capital ratios at June 30, 1999 under the year end 1992 requirements:
       (000s)

       Tier 1 Capital                                                 $111,896
       Tier 2 Capital                                                    6,817
                                                                      --------
                     TOTAL QUALIFYING CAPITAL                         $118,713
                                                                      --------
       Risk Adjusted Total Assets (including off balance exposures)   $629,345
                                                                      ========

       Tier 1 Risk-Based Capital Ratio                                   17.78%
       Total Risk-Based Capital Ratio                                    18.86%
       Tier 1 Leverage Ratio                                             11.87%

LIQUIDITY
       The subsidiaries of the Corporation Static Gap analysis is presented on pages 13, 14, and 15.

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)

                                        IMMEDIATELY ADJUSTABLE   END 0F 9/99      END OF 12/99      END OF 3/00       END OF 6/00
                                          RUNOFFS       RATE   RUNOFFS   RATE   RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE
                                          -------       ----   -------   ----   -------   ----    -------   ----    -------   ----
Total Investment Securities                 1,867       6.89%        0    0.00%       0    0.00%        0   0.00%      380    6.66%
Total Short Term Investment                     0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Net Loans                                  32,282       8.74%    5,430    8.46%   9,900    7.78%    8,311   8.01%    9,830    7.99%
Total Earning Assets                       34,149       8.64%    5,430    8.46%   9,900    7.78%    8,311   8.01%   10,210    7.94%
Total Non-Earning Assets                      214       9.48%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Assets                               34,363       8.65%    5,430    8.46%   9,900    7.78%    8,311   8.01%   10,210    7.94%
Total Noninterest Bearing Deposits              0       0.00%    3,378    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Interest Bearing Deposits             1,918       4.75%   25,073    4.92%  17,327    4.51%   11,767   4.34%   11,541    4.17%
Total Deposits                              1,918       4.75%   28,451    4.33%  17,327    4.51%   11,767   4.34%   11,541    4.17%
Total Other Interest Bearing Liabilities        0       0.00%    9,000    4.96%       0    0.00%      234   7.40%      337    7.40%
Total Other Liabilities                         0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Liabilities                           1,918       4.75%   37,451    4.48%  17,327    4.51%   12,001   4.40%   11,878    4.27%
Total Equity Capital                            0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Liabilities and Capital               1,918       4.75%   37,451    4.48%  17,327    4.51%   12,001   4.40%   11,878    4.27%
Interval GAP                               32,446              (32,021)          (7,427)          (13,689)          (1,668)
Cumulative GAP                             32,446                  424           (7,003)          (10,693)         (12,361)
Interval GAP/Total Assets                              17.83%           (17.60%)          (4.08%)          (2.03%)           (0.92%)
Cumulative GAP/Total Assets                            17.83%             0.23%           (3.85%)          (5.88%)           (6.79%)
Interval GAP/Earning Assets                            19.71%           (17.51%)          (4.54%)          (2.26%)           (1.02%)
Cumulative GAP/Earning Assets                          19.71%             2.19%           (2.35%)          (4.60%)           (5.62%)
Interval Spread:  Earning Assets                        3.89%             3.54%            3.27%            3.61%             3.68%
Interval Spread: Total Assets                           3.90%             3.98%            3.27%            3.61%             3.68%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)

                                        IMMEDIATELY ADJUSTABLE   END 0F 9/99      END OF 12/99      END OF 3/00       END OF 6/00
                                          RUNOFFS       RATE   RUNOFFS   RATE   RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE
                                          -------       ----   -------   ----   -------   ----    -------   ----    -------   ----
Total Investment Securities                 5,500       5.72%    3,510    5.97%   1,107    5.03%    3,500   5.81%       25    7.13%
Total Short Term Investment                     0       0.00%        0    0.00%     500    5.13%    1,060   5.50%        0    0.00%
Net Loans                                  18,377       8.74%    6,176    8.32%   6,085    8.72%    7,023   7.77%    1,934    8.46%
Total Earning Assets                       23,877       8.04%    9,686    7.47%   7,692    7.95%   11,583   6.97%    1,959    8.44%
Total Non-Earning Assets                    1,251       9.46%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Assets                               25,128       8.11%    9,686    7.47%   7,692    7.95%   11,583   6.97%    1,959    8.44%
Total Noninterest Bearing Deposits              0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Interest Bearing Deposits                 0       0.00%   36,205    3.01%   8,932    4.84%    6,865   4.90%   34,122    3.25%
Total Deposits                                  0       0.00%   36,205    3.01%   8,932    4.84%    6,865   4.90%   34,122    3.25%
Total Other Interest Bearing Liabilities    1,320       5.45%      315    3.96%       0    0.00%        0   0.00%        0    0.00%
Total Other Liabilities                         0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Liabilities                           1,320       5.45%   36,519    3.02%   8,932    4.84%    6,865   4.90%   34,122    3.25%
Total Equity Capital                            0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Liabilities and Capital               1,320       5.45%   36,519    3.02%   8,932    4.84%    6,865   4.90%   34,122    3.25%
Interval GAP                               23,808              (26,833)          (1,240)            4,718          (32,163)
Cumulative GAP                             23,808               (3,025)          (4,265)              453          (31,710)
Interval GAP/Total Assets                              14.75%           (16.62%)          (0.77%)           2.92%           (19.92%)
Cumulative GAP/Total Assets                            14.75%            (1.87%)          (2.64%)           0.28%           (19.64%)
Interval GAP/Earning Assets                            15.67%           (18.68%)          (0.86%)           3.28%           (22.39%)
Cumulative GAP/Earning Assets                          15.67%            (3.00%)          (3.86%)          (0.58%)          (22.97%)
Interval Spread:  Earning Assets                        2.60%             4.45%            3.11%            2.07%             5.19%
Interval Spread: Total Assets                           2.66%             4.45%            3.11%            2.07%             5.19%

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)

                                        IMMEDIATELY ADJUSTABLE   END 0F 9/99      END OF 12/99      END OF 3/00       END OF 6/00
                                          RUNOFFS       RATE   RUNOFFS   RATE   RUNOFFS   RATE    RUNOFFS   RATE    RUNOFFS   RATE
                                          -------       ----   -------   ----   -------   ----    -------   ----    -------   ----
Total Investment Securities                    38       5.43%    1,500    6.74%   1,775    6.30%    1,575   6.61%    1,500    6.74%
Total Short Term Investment                   300       4.54%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Net Loans                                  67,908       8.47%   35,826    8.80%  19,158    8.86%   16,103   8.94%   19,748    8.50%
Total Earning Assets                       68,246       8.45%   37,326    8.71%  20,933    8.64%   17,678   8.74%   21,248    8.38%
Total Non-Earning Assets                    1,012       9.37%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Assets                               69,257       8.46%   37,326    8.71%  20,933    8.64%   17,678   8.74%   21,248    8.38%
Total Noninterest Bearing Deposits              0       0.00%        0    0.00%       0    0.00%        0   0.00%    8,900    0.00%
Total Interest Bearing Deposits             4,680       3.52%   74,777    3.51%  40,781    3.87%   19,712   4.78%   21,404    4.72%
Total Deposits                              4,680       3.52%   74,777    3.51%  40,781    3.87%   19,712   4.78%   30,304    3.34%
Total Other Interest Bearing Liabilities   24,730       4.30%        0    0.00%       0    0.00%   15,000   5.35%        0    0.00%
Total Other Liabilities                         0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Liabilities                          29,411       4.17%   74,777    3.51%  40,781    3.87%   34,712   5.03%   30,304    3.34%
Total Equity Capital                            0       0.00%        0    0.00%       0    0.00%        0   0.00%        0    0.00%
Total Liabilities and Capital              29,411       4.17%   74,777    3.51%  40,781    3.87%   34,712   5.03%   30,304    3.34%
Interval GAP                               39,847              (37,451)         (19,848)          (17,034)          (9,056)
Cumulative GAP                             39,847                2,396          (17,453)          (34,486)         (43,542)
Interval GAP/Total Assets                               6.59%            (6.20%)          (3.28%)          (2.82%)           (1.50%)
Cumulative GAP/Total Assets                             6.59%             0.40%           (2.89%)          (5.71%)           (7.21%)
Interval GAP/ Earning Assets                            7.04%            (6.79%)          (3.60%)          (3.09%)           (0.03%)
Cumulative GAP/Earning Assets                           7.04%             0.25%           (3.35%)          (6.44%)           (6.47%)
Interval Spread:  Earning Assets                        4.26%             5.20%            4.77%            3.71%             3.66%
Interval Spread:  Total Assets                          4.29%             5.20%            4.77%            3.71%             5.04%

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


ITEM 1   Legal Proceedings                                     Inapplicable

ITEM 2   Changes in Securities                                 Inapplicable

ITEM 3   Defaults upon Senior Securities                       Inapplicable

ITEM 4   Submission of Matters to a Vote of Security Holders   Inapplicable

    The annual meeting of Shareholders of Security Banc Corporation was held in Springfield, Ohio on April 20, 1999.

    Four Directors of Class II were elected to serve until the Annual Meeting of Shareholders of 2002.


ITEM 5   Other Information                                     Inapplicable

ITEM 6.  Exhibits and Reports on Form 8-K       27 - Financial Data Schedule as
                                                required under Article 9 of
                                                Regulation S-X No reports on
                                                Form 8K have been filed during
                                                the quarter for which this
                                                report is filed.

                            SECURITY BANC CORPORATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANC CORPORATION


By /s/Thomas L. Miller
   --------------------------------
   Thomas L. Miller
   Vice President/Controller


By /s/J. William Stapleton
   --------------------------------
   J. William Stapleton
   Executive Vice President/CFO


August 9, 1999