Form 10-Q
period 1999-09-30
SECURITY BANC CORP
filed 1999-11-10
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              (As last amended in Rel. No. 34-26589, eff. 4/12/89)

                United States Securities and Exchange Commission

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the period ended September 30, 1999
                                                  ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
For the transition period from ________________ to ________________

Commission File Number:  0-13655
                         -------


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

                                   X   Yes               No
                                  ---               ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

             Class                               Outstanding at November 1, 1999
-------------------------------                  -------------------------------
Common Stock, $1.5625 Par Value                             12,146,927

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

INDEX

                                                                                          PAGE NO.
Part I - Financial Information

        Item 1 - Financial Statements:

                 Consolidated Condensed Balance Sheets
                 September 30, 1999 and December 31, l998.                                    3

                 Consolidated Condensed Statements of Income for the three (3)
                 months ended September 30, 1999 and September 30, 1998.                      4

                 Consolidated Condensed Statement of Income for the nine (9)
                 months ended September 30, 1999 and September 30, 1998.                      5

                 Consolidated Condensed Statements of Cash
                 Flows for the nine (9) months ended September 30,
                 1999 and September 30, 1998.                                                 6

                 Consolidated Condensed Statements of Shareholders Equity for
                 the nine (9) months ended September 30, 1998 and September 30, 1999.         7

                 Notes to Consolidated Condensed Financial Statements.                        8


        Item 2 - Management's Discussion and Analysis of
                 Condition and Results of Operations                                          9-15

Part II - Other Information                                                                  16

Signature                                                                                    17

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                         Sept. 30       Dec. 31
                                                           1999           1998
                                                           ----           ----
                                                              (in thousands)
ASSETS
Cash and due from banks                                  $ 43,167       $ 34,052
Federal funds sold                                          5,100         21,350
                                                         --------       --------
                  TOTAL CASH AND CASH EQUIVALENT           48,267         55,402
                                                         --------       --------

Interest bearing deposits with other banks                  1,560          2,700
Investments (Market Value $217,850 @9-30-99,
                          $167,365 @ 12-31-98)            219,379        167,324

Loans:  Commercial and agricultural                       313,990        285,958
        Real estate and mortgage                          254,307        252,609
        Consumer                                           75,136         78,375
                                                         --------       --------
                  TOTAL LOANS                             643,433        616,942

Less:  Allowance for Loan Losses                           (6,829)        (6,883)
                                                         --------       --------
                  NET LOANS                               636,604        610,059

Premises and Equipment                                      8,973          9,224
Other Assets                                               43,109         38,791
                                                         --------       --------
                  TOTAL ASSETS                           $957,892       $883,500
                                                         ========       ========
LIABILITIES
Non-interest bearing deposits                            $119,858       $131,285
Interest bearing demand deposits                          134,667        148,462
Savings deposits                                          157,040        154,876
Time deposits, $100,000 and over                           48,316         44,794
Other time deposits                                       221,589        229,436
                                                         --------       --------
                  TOTAL DEPOSITS                          681,470        708,853
Fed funds purchased and securities sold
 under agreement to repurchase                             23,267         28,993
Federal Home Loan Bank Term Advances                      127,820         22,816
Other liabilities                                           5,660          4,709
                                                         --------       --------
                  TOTAL LIABILITIES                      $838,217       $765,371
                                                         --------       --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                         $ 19,799       $ 19,768
Shares authorized 18,000,000
Shares issued     12,671,332 - 1999

Surplus                                                    22,293         22,084
Retained earnings                                          87,689         79,756
Accumulated other comprehensive income                     (5,695)          (121)

       Less:  Treasury Stock, 521,905 shares, 1999         (4,411)        (3,358)
                                                         --------       --------
TOTAL SHAREHOLDERS' EQUITY                                119,675        118,129
                                                         --------       --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                     $957,892       $883,500
                                                         ========       ========

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                     Sept. 30        Sept. 30
                                                       1999            1998
                                                       ----            ----
                                                       (in thousands except
                                                          per share data)
Interest Income                                       $17,345         $16,172
Interest Expense                                        7,120           6,107
                                                      -------         -------

NET INTEREST INCOME                                    10,225          10,065

Provision for loan losses                                 300             870
                                                      -------         -------

          NET INTEREST INCOME AFTER PROVISION FOR
               LOAN LOSSES                              9,925           9,195

OTHER OPERATING INCOME
          Trust Income                                    471             435
          Service charges on deposit accounts             823             798
          Securities, Gains (Losses)                       73             247
          Other charges, rents and fees                   816             764
                                                      -------         -------

                     TOTAL OTHER OPERATING INCOME       2,183           2,244

OPERATING EXPENSES
          Salaries and employee benefits                2,897           2,778
          Equipment and occupancy expense                 679             704
          Other operating expense                       2,172           2,288
                                                      -------         -------

                     TOTAL OPERATING EXPENSE            5,748           5,770

INCOME BEFORE TAXES                                     6,360           5,669
          Income taxes (See Note B)                     2,092           1,971
                                                      -------         -------

NET INCOME                                            $ 4,268         $ 3,698
                                                      =======         =======

          Basic earnings per share                    $   .35         $   .30
          Diluted earnings per share                  $   .35         $   .30
          Cash dividends per share                    $   .13         $   .12


Weighted average shares outstanding                12,179,368      12,145,656

See notes to Consolidated Condensed Financial Statements.

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                     Sept. 30        Sept. 30
                                                       1999            1998
                                                       ----            ----
                                                       (in thousands except
                                                          per share data)
Interest Income                                       $51,128         $47,894
Interest Expense                                       20,345          18,141
                                                      -------         -------

NET INTEREST INCOME                                    30,783          29,753

Provision for loan losses                                 900           1,270
                                                      -------         -------

          NET INTEREST INCOME AFTER PROVISION FOR
               LOAN LOSSES                             29,883          28,483

OTHER OPERATING INCOME
          Trust Income                                  1,409           1,221
          Service charges on deposit accounts           2,374           2,357
          Securities, Gains (Losses)                      114             333
          Other charges, rents and fees                 2,314           2,239
                                                      -------         -------

                     TOTAL OTHER OPERATING INCOME       6,211           6,150

OPERATING EXPENSES
          Salaries and employee benefits                8,686           8,377
          Equipment and occupancy expense               2,012           2,043
          Other operating expense                       6,539           6,813
                                                      -------         -------

                     TOTAL OPERATING EXPENSE           17,237          17,233

INCOME BEFORE TAXES                                    18,857          17,400
          Income taxes (See Note B)                     6,175           5,981
                                                      -------         -------

NET INCOME                                            $12,682         $11,419
                                                      =======         =======

          Basic earnings per share                    $  1.04         $  .94
          Diluted earnings per share                  $  1.04         $  .93
          Cash dividends per share                    $   .39         $  .345


Weighted average shares outstanding                12,175,904      12,138,657

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                       SECURITY BANC CORPORATION

                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)

                                                                          September 30    September 30
                                                                              1999            1998
                                                                              ----            ----
                                                                                 (IN THOUSANDS)
                                                                                 --------------
Cash Flows from Operating Activities:
           Net Income                                                       $ 12,682        $ 11,419
           Adjustments to reconcile net income to net cash
             provided by operating activities:
                 Depreciation                                                    832             811
                (Gain)/Loss on sale of the following:
                 Investment Securities available for sale                       (113)           (333)
                 Other Assets                                                    (13)            (27)
                 Provision for loan losses                                       900           1,270
                 Amortization and accretion, net                                 (69)           (341)
                 Amortization and core deposit intangible                        502             506
                 Change in other operating assets and liabilities, net       (11,507)        (16,914)
                                                                            --------        --------
                       Total Adjustments                                      (9,468)        (15,028)
                                                                            --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $  3,214        $ (3,609)

Cash Flows From Investing Activities:
           Net decrease in interest bearing deposits with other banks          1,140               0
           Proceeds from maturities and sales of Investment securities
             available for sale                                               20,536          98,091
           Proceeds from maturities of Investments held to maturity            2,068           8,859
           Purchase of:
                 Investment securities available for sale                    (81,640)        (94,430)
                 Investment securities held to maturity                       (1,425)         (5,850)
           Increase in loans                                                 (28,808)        (42,326)
           Proceeds from sale of other assets                                 11,997          15,797
           Capital expenditures                                                 (544)         (1,418)
           Purchase of Insurance Policies                                         (6)         (1,876)
                                                                            --------        --------

           NET CASH USED IN INVESTING ACTIVITIES                             (76,682)        (23,153)

Cash Flows from Financing Activities:
           Net (decrease) increase in demand deposits, NOW accounts and
             savings accounts                                                (23,058)          9,064
           Net decrease in certificates of deposit                            (4,325)         (3,844)
           Net increase (decrease) in short-term borrowed funds               14,278          (9,192)
           Net Increase in other borrowed money                               85,000               0
           Net increase in treasury stock                                     (1,053)            (79)
           Dividends paid                                                     (4,749)         (4,188)
           Proceeds from exercise of stock options                               240             198
                                                                            --------        --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                          66,333          (8,041)

Net decrease in cash and cash equivalents                                     (7,135)        (34,803)
Cash and cash equivalents at beginning of year                                55,402          85,698
                                                                            --------        --------

Cash and cash equivalents at September 30                                   $ 48,267        $ 50,895

See Notes to Consolidated Financial Statements.

                                                      SECURITY BANC CORORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                        Accumulated
                                                                                            Treasury       Other
                                                             Common             Retained      Stock    Comprehensive  Comprehensive
(dollars in thousands, except per share amounts)              Stock   Surplus   Earnings     at Cost       Income         Income
===================================================================================================================================
BALANCE AT DECEMBER 31, 1997                                $19,707   $21,831    $70,149    $(3,193)      $   242
Net Income                                                                        11,419                                  11,419
Other comprehensive income:
Net unrealized gains on securities available for sale
    net of income taxes of $60                                                                                111            111
          Total comprehensive income                                                                                      11,530
                                                                                                                          ======
Cash dividends on common shares  ($.345 per share)                                (4,188)
Exercise of stock options                                        36       162
Purchase of Treasury Stock                                                                      (79)

===================================================================================================================================
BALANCE AT September 30, 1998                                19,743    21,993     77,380     (3,272)          353
===================================================================================================================================

BALANCE AT DECEMBER 31, 1998                                 19,768    22,084     79,756     (3,358)         (121)
Net Income                                                                        12,682                                  12,682
Other comprehensive income:
Net unrealized (losses) on securities available for sale
    net of income taxes of $3,001                                                                          (5,574)        (5,574)
                                                                                                                          ------
          Total comprehensive income                                                                                       7,108
                                                                                                                          ======
Cash dividends on Common Shares ($.39 per share)                                  (4,749)
Exercise of stock options                                        31       209
Purchase of treasury stock                                                                   (1,053)

===================================================================================================================================
BALANCE AT September 30, 1999                                19,799    22,293     87,689     (4,411)       (5,695)
===================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A  -- Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of September 30, 1999 and the results of operations and cash flows for the nine month periods ended September 30, 1999 and September 30, 1998.

NOTE B - TAXES

The effective tax rate of 33% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $26,578,000 invested in tax exempt municipal securities.

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

ECONOMIC OUTLOOK
As the economy rolls into the final quarter of the millennium, the signs continue to be positive. For the year, the gross domestic product (GDP) is expected to increase 3.6% before drifting back to the 3% range in 2000. Inflation and unemployment levels are expected to remain constant at 2.4% and 4.2% respectively. In addition to these economic measures, many others would support the fact that the economy is strong.

The engine driving the GDP growth remains the consumer. On an annualized basis, spending increased slightly over 10% in August while income increased by 6%. Funding for the spending spree has come from increased debt and withdrawals from cash reserves. Consumer's willingness to deplete cash reserves is attributed to the strength of the stock market; the ability to continue borrowing is attributed to the continued loosening of credit standards in the non-banking sector. Overall the level of consumer debt held by banks is declining; finance companies and credit unions are continuing to increase.

Corporate profits appear to be under stress. As a whole, it is expected that corporate profits will increase by 7.8% in 1999 and only 5.3% in 2000. This trend is caused by various factors; inability to pass on increased costs due to competition, smaller gains in efficiencies and financial crisis in foreign markets.

It seems logical that the economy will lose steam on its own as consumer debt service levels reach unsustainable peaks. However, due to the continued growth in the economy, the Federal Reserve has increased rates and currently has taken the position that future rate hikes are likely.

On the local front, a thinning of margins and profits appears to be occurring. Due to the extended drought and global effect on agricultural products, farmers are expected to have continued financial concerns. Employment and income levels continue to track national trends.

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

The Corporation's progress towards meeting the Plan's goals for both Information Technology systems and Non-information Technology systems, which follows a five phase approach recommended by federal bank regulators, is as follows:

        PHASE                 COMPLETE                DATE**
        -----                 --------                ------
MISSION CRITICAL
Awareness                       100%             October, 1997
Assessment                      100%             February, 1998
Renovation                      100%             December, 1998
Testing/Validation              100%             March 31, 1999
Implementation                  100%             September 30, 1999

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

**Date completed.

RESULTS OF OPERATIONS
Net income was $12,682,000 for the first nine months of 1999 compared to $11,419,000 for the same period of 1998. Basic earnings per share were $1.04 for the first nine months, a 11% increase over last year's $.94. Diluted earnings per share were $1.04 for the first nine months, a 12% increase over last year's $.93.

Total assets were $957,892,000 at September 30, 1999 compared to 1998's assets of $841,086,000. For the first nine months of 1999, return on average equity was 14.10% and return on average assets was 1.78%.

Interest and fees on loans increased to $40,490, 000 for the nine months ended September 30, 1999 compared to $39,501,000 for the nine months ending September 30, 1998. Average loans were $630,469,000 and $578,373,000 at September 30, 1999 and 1998 respectively, a 9% increase.

Income from securities increased to $9,835,000 from $6,137,000 for the nine months ended September 30, 1999 and 1998 respectively. The average outstanding for securities were $214,877,000 and $139,979,000 at September 30, 1999 and 1998
respectively, a 54% increase.

Interest income from Fed Funds sold and other interest bearing assets decreased to $803,000 at September 30, 1999 compared to $2,256,000 for the nine months ended September 30, 1998. The average outstanding for Fed Funds and interest bearing deposits were $21,183,000 and $52,926,000 at September 30, 1999 and 1998 respectively, a 60% decrease.

Interest bearing liabilities average outstanding at September 30, 1999 were $693,739,000 compared to $601,724,000 at September 30, 1998. Interest expense increased to $20,345,000 at September 30, 1999 from $18,141,000 at September 30, 1998 a 12% increase.

Net interest income on a fully taxable equivalent basis for the first nine months of 1999 was $31,316,000 compared to the $30,012,000 realized in the same period of 1998.

Market value per share was $27.00 at September 30, 1999 as compared to $38.50 at September 30, 1998. Book value per share was $9.85 at September 30, 1999 and $9.56 at September 30, 1998. The efficiency ratio was 45% and 47% respectively for September 30, 1999 and September 30, 1998.

PART 1 ITEM 2 (CONT'D.)

                           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                               For Period Ending September 30
                                                                          (000's)
                                                                 1999                  1998
                                                                 ----                  ----
               Balance at beginning of period                  $ 6,883               $ 6,254
               Charge-offs:
                 Domestic:
                      Commercial, financial and agriculture       (489)                 (666)
                      Real estate -- construction                    0                     0
                      Real estate -- mortgage                      (19)                 (288)
                      Installment loans to individuals            (746)                 (738)
                      Lease financing                                0                     0
                                                               -------               -------
                                                                (1,254)               (1,692)
                 Recoveries:
               Domestic:
                      Commercial, financial and agriculture         30                   823
                      Real estate -- construction                    0                     0
                      Real estate -- mortgage                        7                    69
                      Installment loans to individuals             226                   248
                      Lease financing                                0                     0
                                                               -------               -------
                                                                   263                 1,140

               Net charge-offs                                    (991)                 (552)
               Other adjustments                                    37                     0
               Additions charged to operations                     900                 1,270
                                                               -------               -------
               Balance at end of period                        $ 6,829               $ 6,972

Ratio of net charge-offs during the period of average
    loans outstanding during the period.                          (.16%)                (.10%)

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

                                                                December 31
                                  September 30,   ---------------------------------------
                                      1999         1998       1997       1996       1995
                                      ----         ----       ----       ----       ----
         Non-accrual loans           $3,550       $2,477     $3,417     $4,123     $2,772
         Accruing loans past due
            90 days or more           2,381        1,077      1,537      1,709      1,543

         Restructured loans             313          317        333          0          0

         Other real estate owned      1,732        1,772        258        256          0

Total other operating income was $6,211,000 and $6,150,000 during the first nine months of 1999 and 1998 respectively. Trust income increased 15%. There was a 1% increase in service charges on deposits, and a 3% increase in other charges, rents and fees. Total securities gains for the first nine months of 1999 were $114,000 or $74,000 after tax. Total securities gains for the same period of 1998 were $333,000 or $216,000 after tax.

PART 1 ITEM 2 - PAGE 2

                            SECURITY BANC CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $4,000 during the first nine months, .02% over the similar period of 1998. Salaries, wages and employee benefits increased 4% over 1998. Equipment and net occupancy expenses during the first nine months were $2,012,000 and $2,043,000 for 1999 and 1998 respectively, which reflects a 1.52% decrease. Other operating expenses decreased $274,000 compared to 1998.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
The material changes (5% or greater) on the consolidated condensed balance sheets are:

    Cash and due from Banks - (increase of 27%) As Y2K approaches, the Company is ensuring that it has cash on hand to meet customers needs.

    Federal Funds Sold - (decrease of 76%) Strong loan demand and increased investing in securities has led to less investing in Fed funds.

    Interest bearing deposits with other banks - (decrease of 42%) A time deposit maturity has caused this decrease.

    Investments - (increase of 31%) The subsidiaries of the Company have purchased approximately $70,000,000 of GNMA's during the first 9 months of 1999.

    Other Assets - (increase 11%) Interest earned not collected increased $870,000. Deferred tax for FASB 115 increased $2,942,000.

    Fed funds purchased and securities sold under agreement to repurchase - (decrease of 20%) Repurchase agreements have decreased approximately $7,765,000 since December 31, 1998.

    FHLB Advances - (increase of 460%) FHLB advances have increased in order to purchase securities and fund loans.

    Other liabilities - (increase 20%) Interest payable has increased $236,000 from December, 1998. Accruals for other expenses have increased $969,000 since December, 1998.

    Other Comprehensive Income - (decrease 4,607%) - FASB 115 requires that securities available for sale be presented at market value. This comprises the entire amount reported as other comprehensive income.

    Treasury stock - (increase 31%) The company has repurchased shares of its own stock in order to enhance shareholder value.

CAPITAL RESOURCES
    The table below illustrates the Company's subsidiary banks regulatory capital ratios at September 30, 1999 under the year end 1992 requirements:
    (000s)

         Tier 1 Capital                                                  $113,882
         Tier 2 Capital                                                     6,829
                         TOTAL QUALIFYING CAPITAL                        $120,711
         Risk Adjusted Total Assets (including off balance exposures)    $639,494
                                                                         ========

         Tier 1 Risk-Based Capital Ratio                                    17.81%
         Total Risk-Based Capital Ratio                                     18.88%
         Tier 1 Leverage Ratio                                              11.86%

LIQUIDITY
    The subsidiaries of the Corporation Static Gap analysis is presented on pages 13, 14, and 15.

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                             IMMEDIATELY
                                              ADJUSTABLE       END OF 12/99      END OF 3/00       END OF 6/00       END OF 9/00
                                            RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS    RATE   RUNOFFS    RATE   RUNOFFS    RATE
                                            -------   ----   -------    ----   -------    ----   -------    ----   -------    ----
Total Investment Securities                   2,178   7.00%        0    0.00%        0    0.00%      309    6.27%        7    8.75%
Total Short Term Investment                       0   0.00%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Net Loans                                    21,147   9.23%   16,169    8.51%    8,238    8.11%    9,822    7.97%    8,260    8.03%
Total Earning Assets                         23,325   9.02%   16,169    8.51%    8,238    8.11%   10,131    7.91%    8,267    8.03%
Total Non-Earning Assets                        338   9.88%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Assets                                 23,663   9.03%   16,169    8.51%    8,238    8.11%   10,131    7.91%    8,267    8.03%
Total Noninterest Bearing Deposits                0   0.00%    3,210    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Interest Bearing Deposits               1,791   5.25%   13,495    4.97%   10,598    4.80%    9,156    4.66%   16,443    5.03%
Total Deposits                                1,791   5.25%   16,705    4.01%   10,598    4.80%    9,156    4.66%   16,443    5.03%
Total Other Interest Bearing Liabilities          0   0.00%   15,500    5.40%      229    7.40%      330    7.40%    3,000    6.25%
Total Other Liabilities                           0   0.00%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Liabilities                             1,791   5.25%   32,205    4.68%   10,827    4.85%    9,486    4.75%   19,443    5.22%
Total Equity Capital                              0   0.00%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Liabilities and Capital                 1,791   5.25%   32,205    4.68%   10,827    4.85%    9,486    4.75%   19,443    5.22%
Interval GAP                                 21,872          (16,036)           (2,590)              645           (11,176)
Cumulative GAP                               21,872            5,836             3,246             3,891            (7,284)
Interval GAP/Total Assets                            11.82%            (8.66%)           (1.40%)            0.35%            (6.04%)
Cumulative GAP/Total Assets                          11.82%             3.15%             1.75%             2.10%            (3.94%)
Interval GAP/Earning Assets                          13.00%            (7.74%)           (1.56%)            0.39%            (6.75%)
Cumulative GAP/Earning Assets                        13.00%             5.26%             3.69%             4.08%            (2.66%)
Interval Spread:  Earning Assets                      3.77%             3.31%             3.26%             3.16%             2.80%
Interval Spread: Total Assets                         3.78%             3.83%             3.26%             3.16%             2.80%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                           IMMEDIATELY
                                            ADJUSTABLE       END OF 12/99      END OF 3/00       END OF 6/00       END OF 9/00
                                          RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS    RATE   RUNOFFS    RATE   RUNOFFS    RATE
                                          -------   ----   -------    ----   -------    ----   -------    ----   -------    ----
Total Investment Securities                 6,500   5.76%    1,107    5.03%    3,500    5.81%       25    7.13%       10     7.10%
Total Short Term Investment                     0   0.00%      500    5.13%    1,060    5.50%        0    0.00%        0     0.00%
Net Loans                                  13,058   9.30%    6,321    8.78%   10,301    7.91%    1,785    8.62%    6,156     7.86%
Total Earning Assets                       19,558   8.12%    7,928    8.03%   14,861    7.24%    1,810    8.60%    6,166     7.86%
Total Non-Earning Assets                    1,270   9.36%        0    0.00%        0    0.00%        0    0.00%        0     0.00%
Total Assets                               20,828   8.20%    7,928    8.03%   14,861    7.24%    1,810    8.60%    6,166     7.86%
Total Noninterest Bearing Deposits              0   0.00%        0    0.00%        0    0.00%        0    0.00%        0     0.00%
Total Interest Bearing Deposits                 0   0.00%   34,918    2.94%    9,447    4.76%    8,300    4.99%   35,556     3.54%
Total Deposits                                  0   0.00%   34,918    2.94%    9,447    4.76%    8,300    4.99%   35,556     3.54%
Total Other Interest Bearing Liabilities    1,430   5.64%       16    3.00%        0    0.00%        0    0.00%        0     0.00%
Total Other Liabilities                         0   0.00%        0    0.00%        0    0.00%        0    0.00%        0     0.00%
Total Liabilities                           1,430   5.64%   34,934    2.94%    9,447    4.76%    8,300    4.99%   35,556     3.54%
Total Equity Capital                            0   0.00%        0    0.00%        0    0.00%        0    0.00%        0     0.00%
Total Liabilities and Capital               1,430   5.64%   34,934    2.94%    9,447    4.76%    8,300    4.99%   35,556     3.54%
Interval GAP                               19,398          (27,006)            5,414            (6,490)          (29,390)
Cumulative GAP                             19,398           (7,608)           (2,194)           (8,684)          (38,074)
Interval GAP/Total Assets                          12.05%           (16.78%)            3.36%            (4.03%)           (18.26%)
Cumulative GAP/Total Assets                        12.05%            (4.73%)           (1.36%)           (5.40%)           (23.65%)
Interval GAP/Earning Assets                        12.71%           (19.09%)            3.83%            (4.59%)           (20.77%)
Cumulative GAP/Earning Assets                      12.71%            (6.38%)           (2.55%)           (7.14%)           (27.91%)
Interval Spread: Earning Assets                     2.55%             5.08%             2.48%             3.61%              4.32%
Interval Spread: Total Assets                       2.56%             5.08%             2.48%             3.61%              4.32%

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                            IMMEDIATELY
                                             ADJUSTABLE       END OF 12/99      END OF 3/00       END OF 6/00       END OF 9/00
                                           RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS    RATE   RUNOFFS    RATE   RUNOFFS    RATE
                                           -------   ----   -------    ----   -------    ----   -------    ----   -------    ----
Total Investment Securities                     38   5.43%    1,775    6.05%    1,575    6.32%    1,500    6.44%    3,750    6.44%
Total Short Term Investment                 11,550   5.00%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Net Loans                                   62,846   8.67%   38,739    8.82%   18,907    8.94%   20,518    8.50%   18,275    8.73%
Total Earning Assets                        74,434   8.10%   40,514    8.70%   20,482    8.74%   22,018    8.36%   22,025    8.34%
Total Non-Earning Assets                     1,941   9.30%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Assets                                76,375   8.13%   40,514    8.70%   20,482    8.74%   22,018    8.36%   22,025    8.34%
Total Noninterest Bearing Deposits               0   0.00%        0    0.00%        0    0.00%        0    0.00%    9,500    0.00%
Total Interest Bearing Deposits              4,891   3.31%   73,118    3.38%   42,292    4.15%   26,407    4.74%   13,559    4.89%
Total Deposits                               4,891   3.31%   73,118    3.38%   42,292    4.15%   26,407    4.74%   23,059    2.88%
Total Other Interest Bearing Liabilities    21,390   4.40%        0    0.00%   15,000    5.35%        0    0.00%        0    0.00%
Total Other Liabilities                          0   0.00%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Liabilities                           26,282   4.20%   73,118    3.38%   57,292    4.47%   26,407    4.74%   23,059    2.88%
Total Equity Capital                             0   0.00%        0    0.00%        0    0.00%        0    0.00%        0    0.00%
Total Liabilities and Capital               26,282   4.20%   73,118    3.38%   57,292    4.47%   26,407    4.74%   23,059    2.28%
Interval GAP                                50,093          (32,604)          (36,810)           (4,389)           (1,034)
Cumulative GAP                              50,093           17,489           (19,321)          (23,710)          (24,744)
Interval GAP/Total Assets                            8.07%            (5.25%)           (5.93%)           (0.71%)           (0.17%)
Cumulative GAP/Total Assets                          8.07%             2.82%            (3.11%)           (3.82%)           (3.99%)
Interval GAP/ Earning Assets                         8.59%            (5.78%)           (6.53%)           (0.78%)            1.50%
Cumulative GAP/Earning Assets                        8.59%             2.80%            (3.73%)           (4.50%)           (3.00%)
Interval Spread:  Earning Assets                     3.81%             5.32%             4.27%             3.62%             3.45%
Interval Spread:  Total Assets                       3.94%             5.32%             4.27%             3.62%             5.47%

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

ITEM 1    Legal Proceedings                                          Inapplicable

ITEM 2    Changes in Securities                                      Inapplicable

ITEM 3    Defaults upon Senior Securities                            Inapplicable

ITEM 4    Submission of Matters to a Vote of Security Holders        Inapplicable

ITEM 5    Other Information                                          Inapplicable

ITEM 6.   Exhibits and Reports on Form 8-K            27 - Financial Data Schedule as required
                                                      under Article 9 of Regulation S-X. No
                                                      reports on Form 8K have been filed during
                                                      the quarter for which this report is filed.

                            SECURITY BANC CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SECURITY BANC CORPORATION

By /s/Thomas L. Miller
   ------------------------------
   Thomas L. Miller
   Vice President/Controller


By /s/J. William Stapleton
   ------------------------------
   J. William Stapleton
   Executive Vice President/CFO


November 10 , 1999