Form 10-K405
period 1999-12-31
SECURITY BANC CORP
filed 2000-03-22
CIK 763956

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1999
                                       or

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $323,054,788.00 as of January 10, 2000.

The number of shares outstanding of the Registrant's common stock, $1.5625 par value per share as of January 21, 2000 was 12,058,250 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Shareholder's Report for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Shareholder's Meeting to be held April 18, 2000 are incorporated by reference into Part III.

                               SECURITY BANC CORPORATION AND SUBSIDIARIES

                                                 INDEX
                                                                                             Page No.
                                                                                             --------
PART I
         Item 1.  Business ................................................................  3 thru 17

         Item 2.  Properties ..............................................................         18

         Item 3.  Legal Proceedings .......................................................         19

         Item 4.  Submission of Matters to a Vote of Security Holders......................         19

PART II
         Item 5.  Market for Registrant's Common Equity and Related Shareholder
                  Matters .................................................................         19

         Item 6.  Selected Financial Data .................................................         19

         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...............................................         19

         Item 8.  Financial Statements and Supplementary Data .............................         19

         Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ................................................         19

PART III
         Item 10. Directors and Executive Officers of The Registrant ......................         20

         Item 11. Executive Compensation ..................................................         20

         Item 12. Security Ownership of Certain Beneficial Owners and Management ..........         21

         Item 13. Certain Relationships and Related Transactions ..........................         21

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ......... 21 thru 22

SIGNATURES ................................................................................         23

PART I

ITEM 1.  DESCRIPTION OF BUSINESS AND SUPPLEMENTAL DATA

FORWARD LOOKING STATEMENTS

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgement as of the current date. Security Banc Corporation disclaims, however, any intent or obligation to update such forward-looking statements.

PENDING LEGISLATION

The Gramm-Leach-Bliley Act known commonly as the "Financial Services Modernization Act" was signed into law on November 12, 1999 and is effective March 11, 2000. This new act among other changes, effectively allows the creation of a new financial services holding company that can offer a full range of financial products and engage in expanded approved activities such as insurance and securities services. The Board of Governors of the Federal Reserve System is currently implementing provisions to enable bank holding companies that meet applicable statutory requirements to become financial holding companies and, thereby, engage in a broader range of financial and other activities than are currently permissible for bank holding companies.

DESCRIPTION OF SECURITY BANC CORPORATION BUSINESS

GENERAL DESCRIPTION
-------------------

Security Banc Corporation is a $976 million locally owned three-bank holding company headquartered in Springfield, Ohio. Security Banc Corporation was organized in 1985 under the laws of the State of Ohio. It is a Banc Holding Company as defined in the Bank Holding Company Act of 1956. The subsidiaries of Security Banc Corporation are Security National Bank and Trust Company, Citizens National Bank, and Third Saving and Loan Company. Security National Bank and Trust Company is a national banking association organized under the statutes of The United States as the result of an agreement to merge The Guardian Bank of Springfield, Ohio, with and into The New Carlisle National Bank under the title of The Security National Bank. The agreement to merge was finalized and given approval by the Office of The Comptroller of the Currency on October 1, 1969. The Bank was granted the authority to act as fiduciary as of May 30, 1978, thereby, changing the name of the Association to "The Security National Bank and Trust Co". The Bank is operating under a 1903 Charter. On September 30, 1996, the Corporation merged with CitNat Bancorp, Inc., a $140 million one bank holding company headquartered in Urbana, Ohio, in a transaction accounted for a pooling of interest. Citizens National Bank of Urbana is a national banking association chartered in 1865. On October 21, 1996, the Corporation acquired all of the outstanding shares of Third Financial Corporation, a $156 million one bank holding company headquartered in Piqua, Ohio. The acquisition was accounted for using the purchase method of accounting. Third Savings and Loan Company was chartered in 1884. All of the Corporation's banking centers are located in Champaign, Clark, Fayette, Greene, Madison, and Miami Counties in the state of Ohio.

The Corporation's subsidiaries provide full service banking to individuals as well as to industry and governmental subdivisions through each of its twenty-four banking centers. The Corporation's subsidiaries have made a strong impact on all the counties it serves through a great variety of services, including personal checking accounts and savings programs, certificates of deposit, Money Market accounts, C/D's, and Individual Retirement Accounts.

A broad range of credit programs for all retail customers includes mortgage loans, credit card banking under the VISA designation, installment loans, and secured and unsecured personal loans. The banking services provided to commercial customers and government include maintenance of demand and time deposit accounts. Available are all types of commercial loans, including loans under lines of credit and revolving credit, term loans, real estate mortgage loans and other specialized loans. The Subsidiaries further serve the requirements of large and small industrial and commercial enterprises in the Springfield and Dayton metropolitan area and elsewhere by providing financial counseling, cash management, and other automated services. The subsidiaries' Commercial Banking Division is organized to serve the needs of the corporate customers by handling business and commercial mortgages, corporate deposits and other corporate financial services. The Consumer Banking Divisions, which encompasses the Credit Card, and Installment Loan Departments, serves individual as well as corporate customers. The Residential Mortgage Loan Departments provides conventional as well as adjustable rate mortgage loans to individuals. Each Subsidiary manages the investment of funds for their institution using U.
S. Government and agency securities, municipal (tax exempt) securities, as well as Federal Funds, and certificates of deposit of U. S. banks and savings and loans. Each Subsidiary, in consultation with others, sets the rates on their liability products. Complete fiduciary services are available to individuals, charitable institutions, commercial customers, and government agencies through Security's Trust Division. The Personal Trust Department serves as investment agent and custodian for securities portfolios of individuals, as trustees for living and testamentary trusts and as executor and administrator of probate estates. The Corporate Trust Department serves as Trustee for corporate and municipal bond issues, and as registrar for securities. The Institutional Services Department provides employee benefit plan fund management for qualified retirement plans and investment management and securities custody services for not-for-profit institutions.

There are over a half dozen commercial banks in Springfield, Clark County and adjoining counties, furnishing general banking services and thus providing strong competition to the Corporation. The Corporation competes for deposits not only with commercial banks in its area, but also with building and loan associations and other non-bank competitors, such as brokerage houses. In addition to the competition described above, the Corporation competes in various areas of service offered to individuals, industry and government with Banks in Southwestern Ohio, many of which possess greater financial resources than the Corporation.

The earnings of the Corporation are affected by general economic conditions as well as, by the monetary policies of the Federal Reserve Board. Such policies, which have the effect of regulating the national supply of Bank reserves and Bank credit, can have a major affect upon the source and cost of loanable and investable funds and the rates of return earned on loans and investments. Among the means available to the monetary authorities to influence the size and distribution of Bank reserves are open market operations by the Board of Governors of the Federal Reserve System, changes in cash reserve requirements against member bank deposits.

MATERIAL CHANGES AND DEVELOPMENTS
---------------------------------

There were no material changes or developments during 1999 in the business done by the Corporation.

REGULATION AND SUPERVISION
--------------------------

Security and Citizens, as national banks, are subject to regulation by the Comptroller of the Currency, The Board of Governors of the Federal Reserve System and The Federal Deposit Insurance Corporation. Third, as a savings and loan, is subject to regulation by the Office of Thrift Supervision and The Savings Association Insurance Fund.

The Corporation, as a Bank Holding Company, is subject to the restrictions of the Bank Holding Company Act of 1956 as amended. This Act first provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. In the future, the Corporation will be required to obtain the prior approval of the Federal Reserve Board before it may acquire, for its individual account all, or substantially all, of the assets of any bank, or acquire ownership or control of any voting securities of any Bank, if after giving effect to such acquisition, the Corporation would own or control more than 5% of the voting shares of such bank. On September 29, 1994, the Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorized interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date. Security Banc Corporation and subsidiaries are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states. The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the banking subsidiaries of bank holding companies. Security Banc Corporation and subsidiaries are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Corporation's subsidiaries.

Security Banc Corporation and subsidiaries are subject to the provisions of the National Bank Act. Security Banc Corporation and subsidiaries are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC) and the Office of Thrift Supervision (OTS). Security Banc Corporation and subsidiaries are also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC) and The Savings Association Insurance Fund. Under the Bank Holding Company Act of 1996, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. Noncompliance to laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance to laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the Security Banc Corporation and subsidiaries have not disclosed any significant instances of noncompliance.

As Of December 31, 1999, the Corporation's consolidated total assets were $976,411,000 including total loans of $653,025,000. On that date, total deposits were $696,546,000 and capital accounts totaled $119,122,000.

A substantial portion of Security Banc Corporation's cash revenues is derived from dividends paid by the subsidiaries. These dividends are subject to various legal and regulatory restrictions.

EMPLOYEES
---------

As of December 31, 1999, there were no full time employees of the Registrant. Affiliates of the Registrant had full time equivalent employees of 323 of whom 59 were officers.

STATISTICAL INFORMATION
-----------------------

Pages 7 through 17 contain statistical information on the Corporation and its subsidiaries.

Investment Portfolio
--------------------

The following table sets forth the carrying amount of investment securities at the dates indicated. (000s)

                                                                    December 31
                                                                    -----------
Available for Sale Investments:                      1999         1998         1997         1996
                                                   --------     --------     --------     --------
    U. S. Treasury                                 $  1,991     $  7,506     $116,011     $136,020
    U. S. Government Agencies and Corporations       53,834       59,650       12,887       15,419
    Corporate Bonds                                       0            0          250        1,464
    Mortgage Backed Securities                      122,474       67,425          135        2,387
    Equity Securities                                   315          229          356          485
                                                   --------     --------     --------     --------
Total Available for Sale Investments               $178,614     $134,810     $129,639     $155,775
Held to Maturity Investments:
    State and Political Subdivisions                 25,930       26,859       13,262       28,530
    Mortgage Backed Securities                        1,840        2,332        3,484        4,010
    Federal Reserve Stock and Other                   7,919        3,323        2,794        2,668
                                                   --------     --------     --------     --------
Total Held to Maturity Investments                 $ 35,689     $ 32,514     $ 19,540     $ 35,208
                                                   --------     --------     --------     --------
Total Carrying Value of Investments                $214,303     $167,324     $149,179     $190,983
                                                   ========     ========     ========     ========

The following table sets forth the redemption/ maturities of debt securities at December 31, 1999 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled redemption/maturity of each security). Callable securities are shown at their earliest call date. Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of state and political subdivisions. (000)s

                                                                            Maturing
                                       ---------------------------------------------------------------------------------
                                                               After One           After Five
                                             Within              Within            But Within                After
                                            One Year           Five Years           Ten Years              Ten Years
                                       Amount      Yield   Amount      Yield   Amount       Yield     Amount       Yield
                                       ------      -----   ------      -----   ------       -----     ------       -----
Available for Sale Investments:
    U. S. Treasury                     $1,000      5.37%   $   991      5.25%   $    0          0%   $      0         0%
    U. S. Govt. Agencies and Corp.          0         0%    53,834      5.87%        0          0%          0         0%
    Mortgage Backed Securities              0         0%         0         0%    3,999       5.73%    118,475      6.41%

Held to Maturity Investments:
States and Political Subdivisions         250      6.49%     3,015      8.97%    3,211       6.66%     19,461      6.73%
Mortgage-backed Securities                300      6.26%         1      7.00%        5      11.00%      1,527      6.02%
                                       ======      ====    =======      ====    ======      =====    ========      ====
                                       $1,550      5.72%   $57,841      6.02%   $7,215       6.15%   $139,463      6.45%

Types of Loans
--------------

The following table summarizes consolidated loans by major category for the five years ending December 31. (000s)

                                                       December 31
                                 1999         1998         1997         1996         1995
                                 ----         ----         ----         ----         ----
Commercial and Agriculture     $321,782     $285,958     $252,053     $212,046     $170,905
Real Estate                     254,854      252,609      225,791      234,935      132,402
Consumer                         76,389       78,375       84,161       93,787       93,263
                               --------     --------     --------     --------     --------
TOTAL LOANS                    $653,025     $616,942     $562,005     $540,768     $396,570
                               ========     ========     ========     ========     ========

Non-accrual loans totaled $2,162,000 and $2,154,000 as of December 31, 1999 and 1998 respectively.

The following table shows the maturity of loans (excluding those in non accrual status) outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. (000s)


                                                                       Maturing
                                                 ---------------------------------------------------
                                                  Within     After One But       After
                                                 One Year  Within Five Years   Five Years    Total
                                                 --------  -----------------   ----------    -----
Commercial, Ag                                   $ 81,981      $ 58,589         $129,554    $270,124
Real Estate-Construction                            8,792         3,406            6,506      18,704
All Other Loans                                    19,389        86,478          256,168     362,035
                                                 ========      ========         ========     =======
Total Loans                                      $110,162      $148,473         $392,228    $650,863
                                                 ========      ========         ========    ========

Loans maturing after one year with:
Fixed Interest rate                                            $109,673         $234,289
Variable Interest                                                38,800          157,939
                                                               ========         ========
                                                               $148,473         $392,228
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


                             1999       1998       1997       1996       1995
Non-accrual loans           $2,162     $2,154     $3,417     $4,123     $2,772

Accruing loans past
   due 90 days or more      $2,554     $1,357     $1,537     $1,709     $1,543

Restructured loans          $  311     $  322     $  333     $    0     $    0

Other Real Estate owned     $1,928     $1,531     $  258     $  256     $    0

Summary of Loan Loss Experience
-------------------------------

This table summarized the Company's loan loss experience for each of the five years ended December 31. (000s)

                                1999          1998          1997          1996          1995
                                ----          ----          ----          ----          ----
Balance at Jan. 1:            $ 6,883       $6,254       $ 6,827       $ 5,336       $5,101
Acquired Allowance and             36            0             0         1,285            0
            adjustments

Charge-offs
            Commercial            547          705         1,000         1,091          248
            Real Estate            25          284             6             4            0
            Consumer              935        1,117         1,182           868          829
                              -------       ------       -------       -------       ------
                                1,507        2,106         2,188         1,963        1,077


Recoveries
            Commercial             34          834            64            55           97
            Real Estate             7           66            19             0            0
            Consumer              311          295           232           239          265
                              -------       ------       -------       -------       ------
                                  352        1,195           315           294          362
                              -------       ------       -------       -------       ------

Net Charge-offs                (1,155)        (911)       (1,873)       (1,669)        (715)
---------------

Provision for loan losses       1,200        1,540         1,300         1,875          950
                              -------       ------       -------       -------       ------

Balance at Dec. 31:             6,964        6,883       $ 6,254       $ 6,827       $5,336
                              =======       ======       =======       =======       ======


Net Charge offs
===============
to average loans                 0.18%        0.16%         0.34%         0.39%        0.18%

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

The amount provided for loan losses exceeded actual net charge-offs by $45,000 in 1999 and $629,000 in 1998. Net charge-offs exceeded the amount provided for loan losses by $573,000 in 1997.

It is management's practice to review the allowance on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the allowance at December 31, 1999 of $6,964,000 is adequate.

This table shows allocation of the allowance for loan losses as of the end of the last five years. (000s)


                                  12-31-99             12-31-98             12-31-97             12-31-96              12-31-95
                             -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent of           Percent of           Percent of           Percent of           Percent of
                                      Loans to             Loans to             Loans to             Loans to             Loans to
                             Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
Commercial and Agriculture   $1,997       49%     $1,941       46%     $1,757       45%     $1,730      39%       $1,075       43%

Real Estate                   1,278       39%      1,233       41%        331       40%         24      44%           52       33%

Consumer                        426       12%        778       13%        816       15%        826      17%          771       24%

Additional Reserve
Allocated for
current loans                   939                  835                  757                2,057                 1,178

Unallocated                   2,324                2,096                2,593                2,190                 2,260
                             ------               ------               ------               ------                ------
                             $6,964      100%     $6,883      100%     $6,254      100%     $6,827     100%       $5,336      100%
                             ======      ===      ======      ===      ======      ===      ======     ===        ======      ===

Deposits
--------

Maturities of time certificates of deposits and other time deposits of $100,000 or more, outstanding at December 31, are summarized as follows: (000s)

                                                   1999        1998
                                                   ----        ----
     Three months or less                        $18,339     $11,370
     Over three months through twelve months      24,108      25,855
     Over one year thru five years                14,362       7,569
                                                 -------     -------
                                                 $56,809     $44,794
                                                 =======     =======

Return on Equity and Assets
---------------------------

The following table shows consolidated operating and capital ratios of the company for each of the last three years:

                                 Year Ended December 31

For the Years                   1999       1998       1997
-------------                   ----       ----       ----
Return on Assets (A)            1.78%      1.85%      1.75%

Return on Equity (B)           14.18%     13.69%     13.92%

Dividend Payout Ratio (C)      39.57%     38.67%     37.24%

Equity to Assets Ratio (D)     12.57%     13.48%     12.55%

----------

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

Off-balance sheet items at December 31   (000s)
                                        1999        1998
                                        ----        ----
Unused Commitments

         Open end consumer lines      $47,011     $47,958
         Other unused commitments      96,052      94,035

         Letters of Credit            $ 2,225     $ 2,602

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                          IMMEDIATELY ADJUSTABLE   END OF 3/00      END OF 6/00      END OF 9/00     END OF 12/00
                                            RUNOFFS     RATE      RUNOFFS  RATE    RUNOFFS  RATE    RUNOFFS  RATE   RUNOFFS    RATE
Total Investment Securities                     38      5.76%      1,500   6.44%    1,500   6.44%    1,500   6.44%    1,575   6.32%
Total Short Term Investment                  9,200      5.40%          0   0.00%        0   0.00%        0   0.00%        0   0.00%
Net Loans                                   70,015      8.97%     31,538   9.02%   22,153   8.54%   18,393   8.74%   17,236   8.95%
Total Earning Assets                        79,253      8.55%     33,038   8.90%   23,653   8.41%   19,893   8.57%   18,811   8.73%
Total Non-Earning Assets                       610      9.27%          0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Assets                                79,863      8.56%     33,038   8.90%   23,653   8.41%   19,893   8.57%   18,811   8.73%
Total Noninterest Bearing Deposits               0      0.00%          0   0.00%        0   0.00%        0   0.00%    9,300   0.00%
Total Interest Bearing Deposits              4,180      4.21%     79,314   3.16%   49,631   4.22%   15,357   4.87%   12,838   5.08%
Total Deposits                               4,180      4.21%     79,314   3.16%   49,631   4.22%   15,357   4.87%   22,138   2.95%
Total Other Interest Bearing Liabilities    22,841      4.04%     15,000   5.54%        0   0.00%        0   0.00%    1,000   6.00%
Total Other Liabilities                          0      0.00%          0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Liabilities                           27,021      4.07%     94,314   3.54%   49,631   4.22%   15,357   4.87%   23,138   3.08%
Total Equity Capital                             0      0.00%          0   0.00%        0   0.00%        0   0.00%        0   0.00%
Total Liabilities and Capital               27,021      4.07%     94,314   3.54%   49,631   4.22%   15,357   4.87%   23,138   3.08%
Interval GAP                                52,842               (61,277)         (25,978)           4,536           (4,327)
Cumulative GAP                              52,842                (8,434)         (34,412)         (29,876)         (34,203)
Interval GAP/Total Assets                               8.47%             (9.82%)          (4.16%)           0.73%           (0.69%)
Cumulative GAP/Total Assets                             8.47%             (1.35%)          (5.51%)          (4.79%)          (5.48%)
Interval GAP:  Earning Assets                           9.14%            (10.86%)          (4.61%)           0.80%            0.88%
Cumulative GAP/Earning Assets                           9.14%             (1.72%)          (6.33%)          (5.52%)          (4.64%)
Interval Spread:  Earning Assets                        4.55%              5.36%            4.19%            3.70%            3.58%
Interval Spread:  Total Assets                          4.49%              5.36%            4.19%            3.70%            5.65%

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                     IMMEDIATELY ADJUSTABLE   END OF 3/00       END OF 6/00       END OF 9/00      END OF 12/00
                                        RUNOFFS    RATE      RUNOFFS  RATE     RUNOFFS  RATE     RUNOFFS  RATE    RUNOFFS    RATE
Total Investment Securities            7,250        5.71%     3,500    5.31%       25    7.13%       10   7.10%      340      5.99%
Total Short Term Investment            3,310        5.25%     1,060    5.50%        0    0.00%        0   0.00%      500      6.00%
Net Loans                             22,741        8.98%     3,720    8.04%    2,778    8.45%    6,236   7.89%    2,213      8.76%
Total Earning Assets                  33,301        7.90%     8,280    6.77%    2,803    8.44%    6,246   7.89%    3,053      8.00%
Total Non-Earning Assets               1,014        9.22%         0    0.00%        0    0.00%        0   0.00%        0      0.00%
Total Assets                          34,315        7.94%     8,280    6.77%    2,803    8.44%    6,246   7.89%    3,053      8.00%
Total Noninterest Bearing Deposits         0        0.00%         0    0.00%        0    0.00%        0   0.00%        0      0.00%
Total Interest Bearing Deposits           71        4.35%    34,566    3.00%    9,659    4.89%   11,886   5.46%   34,142      3.27%
Total Deposits                            71        4.35%    34,566    3.00%    9,659    4.89%   11,886   5.46%   34,142      3.27%
Total Other Interest Bearing
  Liabilities                            622        5.00%       550    4.25%        0    0.00%        0   0.00%        0      0.00%
Total Other Liabilities                    0        0.00%         0    0.00%        0    0.00%        0   0.00%        0      0.00%
Total Liabilities                        693        4.93%    35,116    3.02%    9,659    4.89%   11,886   5.46%   34,142      3.27%
Total Equity Capital                       0        0.00%         0    0.00%        0    0.00%        0   0.00%        0      0.00%
Total Liabilities and Capital            693        4.93%    35,116    3.02%    9,659    4.89%   11,886   5.46%   34,142      3.27%
Interval GAP                          33,622                (26,836)           (6,856)           (5,640)         (31,089)
Cumulative GAP                        33,622                  6,786               (70)           (5,710)         (36,799)
Interval GAP/Total Assets                          20.25%            (16.16%)           (4.13%)          (3.40%)            (18.72%)
Cumulative GAP/Total Assets                        20.25%              4.09%            (0.04%)          (3.44%)            (22.16%)
Interval GAP/Earning Assets                        22.49%            (18.59%)           (4.75%)          (3.91%)            (21.53%)
Cumulative GAP/Earning Assets                      22.49%              3.90%            (0.85%)          (4.75%)            (26.28%)
Interval Spread:  Earning Assets                    3.00%              3.76%             3.55%            2.43%               4.73%
Interval Spread:  Total Assets                      3.01%              3.76%             3.55%            2.43%               4.73%

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000S)

                                    IMMEDIATELY ADJUSTABLE    END OF 3/00        END OF 6/00       END OF 9/00      END OF 12/00
                                      RUNOFFS      RATE      RUNOFFS   RATE     RUNOFFS  RATE     RUNOFFS  RATE    RUNOFFS    RATE
Total Investment Securities            2,360       7.00%          0     0.00%     299     8.75%        0   0.00%        0    0.00%
Total Short Term Investment                0       0.00%          0     0.00%       0     0.00%        0   0.00%        0    0.00%
Net Loans                             33,607       9.37%      6,535     8.05%   9,827     8.01%    7,927   8.06%    6,786    8.12%
Total Earning Assets                  35,967       9.21%      6,535     8.05%  10,126     8.03%    7,927   8.06%    6,786    8.12%
Total Non-Earning Assets                 538       9.91%          0     0.00%       0     0.00%        0   0.00%        0    0.00%
Total Assets                          36,505       9.22%      6,535     8.05%  10,126     8.03%    7,927   8.06%    6,786    8.12%
Total Noninterest Bearing Deposits         0       0.00%      2,907     0.00%       0     0.00%        0   0.00%        0    0.00%
Total Interest Bearing Deposits        1,796       5.17%     10,469     4.82%  10,419     4.61%   16,812   5.04%    9,457    5.27%
Total Deposits                         1,796       5.17%     13,376     3.77%  10,419     4.61%   16,812   5.04%    9,457    5.27%
Total Other Interest Bearing
  Liabilities                          2,727       5.03%     24,100     5.58%     325     7.40%    3,000   6.25%        0    0.00%
Total Other Liabilities                    0       0.00%          0     0.00%       0     0.00%        0   0.00%        0    0.00%
Total Liabilities                      4,523       5.09%     37,476     4.93%  10,744     4.69%   19,812   5.23%    9,457    5.27%
Total Equity Capital                       0       0.00%          0     0.00%       0     0.00%        0   0.00%        0    0.00%
Total Liabilities and Capital          4,523       5.09%     37,476     4.93%  10,744     4.69%   19,812   5.23%    9,457    5.27%
Interval GAP                          31,982                (30,941)             (618)           (11,884)          (2,671)
Cumulative GAP                        31,982                  1,041               424            (11,461)         (14,132)
Interval GAP/Total Assets                         17.03%              (16.47%)           (0.33%)          (6.33%)           (1.42%)
Cumulative GAP/Total Assets                       17.03%                0.55%             0.23%           (6.10%)           (7.52%)
Interval GAP/Earning Assets                       18.57%              (16.55%)           (0.36%)          (7.02%)           (1.58%)
Cumulative GAP/Earning Assets                     18.57%                2.01%             1.65%           (5.37%)           (6.95%)
Interval Spread:  Earning Assets                   4.13%                2.70%             3.34%            2.83%             2.85%
Interval Spread:  Total Assets                     4.14%                3.12%             3.34%            2.83%             2.85%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         1. To elect four directors of Class III to serve until the Annual Meeting of Shareholders in 2003 or in the case of each director until his successor is duly elected and qualified.

         2. To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS The common stock of the Corporation is traded on the over-the-counter market. Transfer agent and registrar is The Registrar and Transfer Co., 10 Commerce Drive, Cranford, NJ 07016. Common stock market prices and dividends are shown in the annual shareholders' report for the year ended December 31, 1999 and incorporated herein by reference.

         The Security Banc Corporation (STYB) Board of Directors has authorized the Corporation to acquire up to 100,000 shares of its Common Stock, representing up to approximately 1% of the total common shares outstanding.

         The shares will be acquired from time to time in open market transactions, in block purchases or otherwise, and will be available for general corporate purposes. The timing, volume, and price of purchases will be at the discretion of management and the Security Banc Corporation Board, and will also be contingent upon overall financial and market conditions.

ITEM 6.  SELECTED FINANCIAL DATA
         The information required by this item is incorporated herein by reference to the registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit "13".

ITEM 7. MANAGEMENT'S DISCUSSION AN ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         The information required by this item is incorporated herein by reference to the registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit "13".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information required by this item is incorporated herein by reference to the registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit "13".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information required by this item concerning Directors is incorporated herein by reference to the registrant's 2000 Proxy Statement.

Executive Officers
------------------


The name, age, and position of the Executive Officers of the Registrant as of March, 2000 is listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

    Name, Age, Position                 Business Experience During Past Five Years
    -------------------                 ------------------------------------------

     Executive Officers
     ------------------
     Harry O. Egger, 60                 Security National Bank and Trust Co.
     Chairman, President, CEO           President 1981 - 1996
                                        Chairman, CEO since 1-1-97

     J. William Stapleton, 47           Security National Bank and Trust Co.
     Executive Vice President/CFO       Vice President since 9-18-84
                                        Executive Vice President since 1-1-97

     William C. Fralick, 45             Security National Bank and Trust Co.
     Vice President                     Vice President since 12-31-84
                                        President since 1-1-97

     Glenda S. Greenwood, 44            Security National Bank and Trust Co.
     Vice President                     Director of Marketing since 12-29-80
                                        Vice President since 1-1-97

     Daniel M. O'Keefe, 55              Security National Bank and Trust Co.
     Vice President                     Vice President/Trust Officer since 1-80

ITEM 11. EXECUTIVE COMPENSATION
         The information required by this item is incorporated herein by reference to the registrant's 2000 Proxy Statement.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required by this item is incorporated herein by reference to the Registrant's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information required by this item is incorporated herein by reference to the Registrant's 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a)       Document filed as part of the report

                  1.       FINANCIAL STATEMENTS

                           The following consolidated financial statements and report of independent auditors of Security Banc Corporation, included in the 1999 Annual Report to its shareholders for the year ended December 31, 1999 are incorporated by reference in Item 8.

                           Report of Independent Auditors

                           Consolidated Statement of Condition, December 31, 1999 and 1998

                           Consolidated Statement of Income for the Years Ending December 31, 1999, 1998, and 1997

                           Consolidated Statement of Shareholders' Equity for the Years Ending December 31, 1999, 1998, and 1997

                           Consolidated Statement of Cash Flows for the Years Ending December 31, 1999, 1998, and 1997


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

         (b)   Reports on Form 8-K - None


         (c)   Exhibits

               13 - Security Banc Corporation 1999 Annual Report

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

                            SECURITY BANC CORPORATION
                            -------------------------
                                  (Registrant)


By /s/ Harry O. Egger
  ------------------------------------------------
Harry O. Egger, Chairman of the Board and Director
(Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chet L. Walthall                        /s/ Robert A. Warren
----------------------------------------    ------------------------------------
Director, Chet L. Walthall       3-21-00    Director, Robert A. Warren   3-21-00

/s/ Karen E. Nagle                          /s/ Thomas J. Veskauf
----------------------------------------    ------------------------------------
Director, Karen E. Nagle         3-21-00    Director, Thomas J. Veskauf  3-21-00

/s/ Vincent J. Demana                       /s/ Larry D. Ewald
----------------------------------------    ------------------------------------
Director, Vincent J. Demana      3-21-00    Director, Larry D. Ewald     3-21-00

/s/ Larry E. Kaffenbarger                   /s/ Richard E. Kramer
----------------------------------------    ------------------------------------
Director, Larry E. Kaffenbarger  3-21-00    Director, Richard E. Kramer  3-21-00

/s/ William C. Fralick                      /s/ James R. Wilson
----------------------------------------    ------------------------------------
William C. Fralick               3-21-00    Director, James R. Wilson    3-21-00
Vice President Security Banc Corporation

/s/ Harry O. Egger                          /s/ Scott A. Gabriel
----------------------------------------    ------------------------------------
Harry O. Egger                   3-21-00    Director,  Scott A. Gabriel  3-21-00
Chairman of the Board, President and CEO
                                            /s/ J. William Stapleton
                                            ------------------------------------
                                            J. William Stapleton         3-21-00
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

/s/ Thomas L. Miller
----------------------------------------
Thomas L. Miller                 3-21-00
Vice President/Controller Security
National Bank