Form 10-Q
period 2000-03-31
SECURITY BANC CORP
filed 2000-05-15
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
         For the period ended March 31, 2000
                              --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
         For the transition period from __________ to ____________ Commission File Number: 0-13655
                      -------

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

                                    X   Yes                No
                                  -----              -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at May 8, 2000
--------------------------------                --------------------------
Common Stock,  $1.5625 Par Value                        11,928,520

                   SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX


                                                                                  PAGE NO.
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  March 31, 2000 and December 31, l999.                              3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended March 31, 2000
                  and March 31, 1999.                                                4

                  Consolidated Condensed Statements of Cash
                  Flows for the three (3) months ended March 31,
                  2000 and March 31, 1999.                                           5

                  Consolidated Condensed Statements of Shareholders Equity for
                  the three (3) months ended March 31, 1999 and March 31, 2000.      6

                  Notes to Consolidated Condensed Financial
                  Statements.                                                        7

         Item 2 - Management's Discussion and Analysis of
                     Condition and Results of Operations                          8-14

Part II - Other Information                                                         15

Signature                                                                           16

PART I  ITEM 1 - FINANCIAL STATEMENTS

                              SECURITY BANC CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)
                                                            March 31       Dec 31
                                                              2000          1999
                                                            --------       ------
                                                                (in thousands)
ASSETS
Cash and due from banks                                     $ 32,051      $ 50,216
Federal funds sold                                            15,865        10,010
                                                            --------      --------
                  TOTAL CASH AND CASH EQUIVALENT              47,916        60,226
                                                            --------      --------

Interest bearing deposits with other banks                     1,620         1,560
Investments (Market Value $211,100 @ 3-31-00,
                          $212,411 @ 12-31-99)               213,154       214,303

Loans:  Commercial and agricultural                          330,029       321,782
        Real estate and mortgage                             254,423       254,854
        Consumer                                              76,390        76,389
                                                            --------      --------
                   TOTAL LOANS                               660,842       653,025

Less:  Allowance for Loan Losses                              (6,675)       (6,964)
                                                            --------      --------
                   NET LOANS                                 654,167       646,061

Premises and Equipment                                         9,060         9,292
Other Assets                                                  45,242        44,969
                                                            --------      --------
                  TOTAL ASSETS                              $971,159      $976,411
                                                            ========      ========
LIABILITIES
Non-interest bearing deposits                               $125,036      $129,127
Interest bearing demand deposits                             145,152       134,864
Savings deposits                                             156,234       156,988
Time deposits, $100,000 and over                              54,415        54,794
Other time deposits                                          231,644       220,773
                                                            --------      --------
                  TOTAL DEPOSITS                             712,481       696,546
Fed funds purchased and securities sold
 under agreement to repurchase                                21,480        24,011
Federal Home Loan Bank Term Advances                         110,992       131,372
Other liabilities                                              7,738         5,360
                                                            --------      --------
                  TOTAL LIABILITIES                         $852,691      $857,289
                                                            --------      --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                            $ 19,806      $ 19,800
Shares authorized 18,000,000
Shares issued  12,675,778 - 2000
               12,662,952 - 1999
Surplus                                                       22,344        22,302
Retained earnings                                             92,552        90,084
Accumulated other comprehensive income                        (7,249)       (7,143)

       Less:  Treasury Stock, 685,778 shares, 2000             8,985         5,921
                                                            --------      --------
                              488,790 shares, 1999
TOTAL SHAREHOLDERS' EQUITY                                   118,468       119,122
                                                            --------      --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                        $971,159      $976,411
                                                            ========      ========

See notes to Consolidated Condensed Financial Statements

PART 1   ITEM 1 - FINANCIAL STATEMENTS

                                SECURITY BANC CORPORATION
                       CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                       (UNAUDITED)

                                                                Three Months Ended
                                                              March 31       March 31
                                                                2000           1999
                                                              --------       --------
                                                               (in thousands except
                                                                  per share data)
Interest Income                                             $    17,763     $    16,628
Interest Expense                                                  7,450           6,496
                                                            -----------     -----------

NET INTEREST INCOME                                              10,313          10,132

Provision for loan losses                                           330             300
                                                            -----------     -----------

           NET INTEREST INCOME AFTER PROVISION FOR
                  LOAN LOSSES                                     9,983           9,832

OTHER OPERATING INCOME
           Trust Income                                             525             471
           Service charges on deposit accounts                      756             758
           Securities, Gains (Losses)                                 0              20
           Other charges, rents and fees                            830             735
                                                            -----------     -----------

                          TOTAL OTHER OPERATING INCOME            2,111           1,984

OPERATING EXPENSES
           Salaries and employee benefits                         2,978           2,905
           Equipment and occupancy expense                          712             670
           Other operating expense                                2,234           2,216
                                                            -----------     -----------

                          TOTAL OPERATING EXPENSE                 5,924           5,791

INCOME BEFORE TAXES                                               6,170           6,025
           Income taxes (See Note B)                              2,022           1,964
                                                            -----------     -----------

NET INCOME                                                  $     4,148     $     4,061
                                                            ===========     ===========

           Basic earnings per share                         $       .34     $       .33
           Diluted earnings per share                       $       .34     $       .33
           Cash dividends per share                         $       .14     $       .13


Weighted average shares outstanding - Basic                  12,034,833      12,171,132
Weighted average shares outstanding - Diluted                12,076,047      12,264,032

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                           SECURITY BANC CORPORATION

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                     March 31       March 31
                                                                                       2000           1999
                                                                                     --------       --------
                                                                                          (IN THOUSANDS)
                                                                                          --------------
Cash Flows from Operating Activities:
            Net Income                                                                $  4,148      $  4,061
            Adjustments to reconcile net income to net cash
            provided by operating activities:
                   Depreciation                                                            303           289
                   (Gain)/Loss on sale of the following:
                     Investment Securities available for sale                                0           (20)
                   Other Assets                                                             17           (11)
                   Provision for loan losses                                               330           300
                   Amortization and accretion, net                                          18            14
                   Amortization and core deposit intangible                                165           168
                   Change in other operating assets and liabilities, net                   894        (5,719)
                                                                                      --------      --------
                              Total Adjustments                                          1,727        (4,979)
                                                                                      --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $  5,875      $   (918)

Cash Flows From Investing Activities:
            Net (increase) decrease in interest bearing deposits with other banks          (60)        1,140
            Proceeds from maturities and sales of Investment securities
                   available for sale                                                    2,997        11,464
            Proceeds from maturities of Investments held to maturity                        47         1,510
            Purchase of:
                   Investment securities available for sale                             (2,087)      (79,490)
                   Investment securities held to maturity                                    0        (1,425)
            Increase in loans                                                           (8,705)       (8,745)
            Proceeds from sale of other assets                                           1,290         4,459
            Capital expenditures                                                             6          (181)
                                                                                      --------      --------

            NET CASH USED IN INVESTING ACTIVITIES                                       (6,512)      (71,268)

Cash Flows from Financing Activities:
            Net increase in demand deposits, NOW accounts and
                   savings accounts                                                      5,441         8,941
            Net increase (decrease) in certificates of deposit                          10,493       (10,705)
            Net (decrease) increase in short-term borrowed funds                        (7,912)        1,900
            Net (decrease) increase in other borrowed money                            (15,000)       70,000
            Net purchase and sale of treasury stock                                     (3,064)         (154)
            Dividends paid                                                              (1,680)       (1,582)
            Proceeds from exercise of stock options                                         49           155
                                                                                      --------      --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (11,673)       68,555

Net (decrease) in cash and cash equivalents                                            (12,310)       (3,631)
Cash and cash equivalents at beginning of year                                          60,226        55,402
                                                                                      --------      --------

Cash and cash equivalents at March 31                                                 $ 47,916      $ 51,771

See Notes to Consolidated Condensed Financial Statements.

                                                     SECURITY BANC CORPORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                       Accumulated
                                                                                            Treasury      Other
                                                              Common             Retained    Stock    Comprehensive   Comprehensive
(dollars in thousands, except per share amounts)               Stock   Surplus   Earnings    at Cost      Income          Income
===================================================================================================================================
BALANCE AT DECEMBER 31, 1998                                 $19,768   $22,084    $79,756    $(3,358)         $(121)
Net Income                                                                          4,061                                     4,061
Other comprehensive income:
Net unrealized (losses) on securities available for sale
    net of income taxes of $608                                                                              (1,130)         (1,130)
                                                                                                                             ------
          Total comprehensive income                                                                                          2,931
                                                                                                                             ======
Cash dividends on common shares  ($.13 per share)                                  (1,582)
Exercise of stock options                                         18       137
Purchase of Treasury Stock
                                                                                                (154)
===================================================================================================================================
BALANCE AT MARCH 31, 1999                                     19,786    22,221     82,235     (3,512)        (1,251)
===================================================================================================================================

BALANCE AT DECEMBER 31, 1999                                  19,800    22,302     90,084     (5,921)        (7,143)
Net Income                                                                          4,148                                     4,148
Other comprehensive income:
Net unrealized (losses) on securities available for sale
    net of income taxes of $57                                                                                 (106)           (106)
                                                                                                                             ------
          Total comprehensive income                                                                                          4,042
                                                                                                                             ======
Cash dividends on Common Shares ($.14 per share)                                   (1,680)
Exercise of stock options                                          6        42
Purchase of treasury stock                                                                    (3,064)

===================================================================================================================================
BALANCE AT MARCH 31, 2000                                     19,806    22,344     92,552     (8,985)        (7,249)
===================================================================================================================================

See Notes to Consolidated Condensed Financial Statements

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and March 31, 1999.

NOTE B - TAXES

The effective tax rate of 33% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $25,913,000 invested in tax exempt municipal securities.

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

ECONOMIC OUTLOOK
During the first quarter the current economic expansion completed its ninth year and is into record territory. The driving force for the expansion continues to be the robust spending of the consumer coupled with inventory buildup and strength in exports. Gross Domestic Product (GDP) rose 4.4% for 1999 and is on the same pace for this year. Unemployment remains slightly above 4% and inflation is ranging around 2.5%.

The strength of consumer spending has been in auto purchases and home related furnishings. Home sales, while modestly slower due to high rates, continue to be strong and prices supported by a general lack of oversupply. Spending continues to outpace income as consumer debt climbs and savings rates drop. The strong spending should continue as long as income growth remains solid and the wealth factor grows with the equity markets.

Over the last nine months, the Federal Reserve has raised rates on five occasions pushing the prime rate up by 125 basis points. The Fed has attempted to dampen the economic growth to stave off inflation, which has remained low. However, some factors do indicate that inflationary pressure is building. Strong product demand and rising factory capacity utilization is leading to firmer pricing as manufacturers are positioned to pass on high labor and other production related costs. The stronger global economy will continue to keep demand strong.

On the local front unemployment has moved up slightly but is still relatively low at 4.5%. The agricultural picture has brightened as commodity prices have rebounded. Local companies appear to be doing well.

RESULTS OF OPERATIONS
Net income was $4,148,000 for the first three months of 2000 compared to $4,061,000 for the same period of 1999. Basic earnings per share were $.34 for the first three months, a 3% increase over last year's $.33. Diluted earnings per share were $.34 for the first three months, a 4% increase over last year's $.33.

Total assets were $971,159,000 at March 31, 2000 compared to 1999's assets of $953,063,000. For the first three months of 2000, return on average equity was 14.08% and return on average assets was 1.72%.

Interest and fees on loans increased to $14,080,000 for the three months ended March 31, 2000 compared to $13,291,000 for the three months ending March 31, 1999. Average loans were $655,426,000 and $620,245,000 at March 31, 2000 and
1999 respectively, a 6% increase.

Income from securities increased to $3,385,000 from $2,801,000 for the three months ended March 31, 2000 and 1999 respectively. The average outstanding for securities were $212,596,000 and $189,610,000 at March 31, 2000 and 1999
respectively, a 12% increase.

Interest income from Fed Funds sold and other interest bearing assets decreased to $298,000 at March 31, 2000 compared to $536,000 for the three months ended March 31, 1999. The average outstanding for Fed Funds and interest bearing deposits were $19,136,000 and $43,547,000 at March 31, 2000 and 1999 respectively, a 56% decrease.

Interest bearing liabilities average outstanding at March 31, 2000 were $715,640,000 compared to $675,581,000 at March 31, 1999 Interest expense increased to $7,450,000 at March 31, 2000 from $6,496,000 at March 31, 1999 a
15% increase.

Net interest income on a fully taxable equivalent basis for the first three months of 2000 was $10,489,000 compared to the $10,309,000 realized in the same period of 1999.

Market value per share was $24.00 at March 31, 2000 as compared to $41.50 at March 31, 1999. Book value per share was $9.88 at March 31, 2000 and $9.81 at March 31, 1999. The efficiency ratio was 46% and 46% respectively for March 31, 2000 and March 31, 1999.

PART 1  ITEM 2 (CONT'D.)

                            ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                                     For Period Ending March 31
                                                                       2000   (000's)  1999
                                                                       ----            ----
                  Balance at beginning of period                       6,964          6,883
                  Charge-offs:
                       Domestic:
                            Commercial, financial and agriculture       (469)          (278)
                            Real estate - construction
                            Real estate - mortgage                       (31)            (0)
                            Installment loans to individuals            (220)          (278)
                            Lease financing                                0              0
                                                                      ------         ------
                                                                        (720)          (556)

                       Recoveries:
                  Domestic:
                            Commercial, financial and agriculture         10             16
                            Real estate - construction
                            Real estate - mortgage                         0              0
                            Installment loans to individuals              91             54
                            Lease financing                                0              0
                                                                      ------         ------
                                                                         101             70

                  Net charge-offs                                       (619)          (486)
                  Other adjustments                                        0             36
                  Additions charged to operations                        330            300
                                                                      ------         ------
                  Balance at end of period                            $6,675         $6,733


Ratio of net charge-offs during the period of average loans
           outstanding during the period                                (.09)%         (.08)%

According to FASB No. 114, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The following table presents data concerning loans at risk at the end of each period. (000s).

                                    March 31,                December 31
                                    ---------    -------------------------------------
                                      2000       1999       1998       1997       1996
                                      ----       ----       ----       ----       ----
         Non-accrual loans           $2,273     $2,162     $2,154     $3,417     $4,123
         Accruing loans past due
            90 days or more           1,697      2,554      1,371      1,537      1,709

         Restructured loans             644        311        322        333          0

         Other real estate owned      1,573      1,928      1,531        258        256

Total other operating income was $2,111,000 and $1,984,000 during the first three months of 2000 and 1999 respectively. Trust income increased 11%. There was no increase in service charges on deposits, and a 13% increase in other charges, rents and fees. Total securities gains for the first three months of 2000 were $0. Total securities gains for the same period of 1999 were $20,000 or $13,000 after tax.

PART 1   ITEM 2 - PAGE  2

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $133,000 during the first three months, 2% over the similar period of 1999. Salaries, wages and employee benefits increased 3% over 1999. Equipment and net occupancy expenses during the first three months were $712,000 and $670,000 for 2000 and 1999 respectively, which reflects a 6% increase. Other operating expenses increased $18,000 compared to 1999.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION
The material changes (5% or greater) on the consolidated condensed balance sheets are:
     Cash and due from Banks - (decrease of 36%). With Y2K over, the amount of cash-on-hand has been reduced.

     Federal Funds Sold - (increase of 58%). Excess cash on hand not invested in securities.

     Interest bearing demand deposits (increase of 8%) Due to increase in public fund deposits and Trust Department deposits.

     Fed funds purchased and securities sold under agreement to repurchase - (decrease of 11%). Due to decrease of repurchase agreements.

     FHLB Advances (decrease of 16%). $15,000,000 of notes matured first quarter 2000.

     Other liabilities - (increase 44%). Due to increase in FIT payable.

     Treasury stock - (increase 52%). Due to repurchase of common shares.

CAPITAL RESOURCES
     The table below illustrates the Company's subsidiary banks regulatory capital ratios at March 31, 2000:
     (000s)

         Tier 1 Capital                                                   $114,565
         Tier 2 Capital                                                      6,675
                                                                          --------
                  TOTAL QUALIFYING CAPITAL                                $121,240
                                                                          --------
         Risk Adjusted Total Assets (including off balance exposures)     $657,537
                                                                          ========

         Tier 1 Risk-Based Capital Ratio                                     17.42%
         Total Risk-Based Capital Ratio                                      18.44%
         Tier 1 Leverage Ratio                                               11.88%

LIQUIDITY
     The subsidiaries of the Corporation Static Gap analysis is presented on pages 12, 13, and 14.

LIQUIDITY 10-Q 3/31/00

                                               SECURITY NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)

                                        IMMEDIATELY ADJUSTABLE    END OF 6/00      END OF 9/00      END OF 12/00      END OF 3/01
                                            RUNOFFS   RATE      RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS   RATE   RUNOFFS    RATE
                                            -------   ----      -------   ----   -------    ----   -------   ----   -------    ----
Total Investment Securities                       0   0.00%       1,555   6.43%    1,524    6.44%    1,599   6.32%    1,524   6.44%
Total Short Term Investment                       0   0.00%      25,800   5.40%        0    0.00%        0   0.00%        0   0.00%
Net Loans                                    66,024   9.41%      33,449   9.10%   21,627    8.76%   18,428   8.84%   17,160   8.97%
Total Earning Assets                         66,024   9.41%      60,804   7.46%   23,151    8.61%   20,027   8.63%   18,684   8.76%
Total Non-Earning Assets                        640   9.43%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Assets                                 66,664   9.41%      60,804   7.46%   23,151    8.61%   20,027   8.63%   18,684   8.76%
Total Noninterest Bearing Deposits                0   0.00%           0   0.00%        0    0.00%        0   0.00%    9,589   0.00%
Total Interest Bearing Deposits               3,519   4.41%      84,080   3.75%   40,015    4.34%   16,719   5.17%   22,659   5.47%
Total Deposits                                3,519   4.41%      84,080   3.75%   40,015    4.34%   16,719   5.17%   32,248   3.84%
Total Other Interest Bearing Liabilities     22,189   4.90%       5,338   5.44%      338    6.00%      675   6.00%      675   6.00%
Total Other Liabilities                           0   0.00%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Liabilities                            25,708   4.83%      89,418   3.85%   40,353    4.36%   17,394   5.20%   32,923   3.89%
Total Equity Capital                              0   0.00%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Liabilities and Capital                25,708   4.83%      89,418   3.85%   40,353    4.36%   17,394   5.20%   32,923   3.89%
Interval GAP                                 40,956             (28,614)         (17,202)            2,633          (14,238)
Cumulative GAP                               40,956              12,342           (4,860)           (2,227)         (16,465)
Interval GAP/Total Assets                             6.48%              (4.53)%           (2.72)%           0.42%           (2.25)%
Cumulative GAP/Total Assets                           6.48%               1.95%            (0.77)%          (0.35)%          (2.60)%
Interval GAP/Earning Assets                           6.70%              (4.86)%           (2.92)%           0.45%           (0.79)%
Cumulative GAP/Earning Assets                         6.70%               1.84%            (1.08)%          (0.63)%          (1.42)%
Interval Spread:  Earning Assets                      4.70%               3.62%             4.25%            3.43%            3.28%
Interval Spread:  Total Assets                        4.58%               3.62%             4.25%            3.43%            4.88%

LIQUIDITY 10-Q 3/31/00

                                                 THIRD SAVINGS "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)
                                        IMMEDIATELY ADJUSTABLE    END OF 6/00      END OF 9/00      END OF 12/00      END OF 3/01
                                            RUNOFFS   RATE      RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS   RATE   RUNOFFS    RATE
                                            -------   ----      -------   ----   -------    ----   -------   ----   -------    ----
Total Investment Securities                   2,360   7.00%         278   6.20%        7    8.75%        0   0.00%        0   0.00%
Total Short Term Investment                       0   0.00%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Net Loans                                    30,962   9.77%       6,904   8.00%    9,515    8.00%    6,596   8.13%    6,241   8.41%
Total Earning Assets                         33,322   9.57%       7,182   7.93%    9,522    8.01%    6,596   8.13%    6,241   8.41%
Total Non-Earning Assets                        972  10.25%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Assets                                 34,293   9.59%       7,182   7.93%    9,522    8.01%    6,596   8.13%    6,241   8.41%
Total Noninterest Bearing Deposits                0   0.00%       3,072   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Interest Bearing Deposits               1,984   6.06%      10,022   4.61%   18,959    5.06%   10,055   5.26%    8,101   5.58%
Total Deposits                                1,984   6.06%      13,094   3.53%   18,959    5.06%   10,055   5.26%    8,101   5.58%
Total Other Interest Bearing Liabilities     19,227   5.89%         190   7.40%    3,000    6.25%    5,000   6.56%        0   0.00%
Total Other Liabilities                           0   0.00%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Liabilities                            21,211   5.91%      13,284   3.58%   21,959    5.22%   15,055   5.69%    8,101   5.58%
Total Equity Capital                              0   0.00%           0   0.00%        0    0.00%        0   0.00%        0   0.00%
Total Liabilities and Capital                21,211   5.91%      13,284   3.58%   21,959    5.22%   15,055   5.69%    8,101   5.58%
Interval GAP                                 12,630              (6,102)         (12,438)           (8,459)          (1,860)
Cumulative GAP                               12,630               6,528           (5,909)          (14,368)         (16,229)
Interval GAP/Total Assets                             6.64%              (3.21)%           (6.54)%          (4.45)%          (0.98)%
Cumulative GAP/Total Assets                           6.64%               3.43%            (3.11)%          (7.56)%          (8.53)%
Interval GAP/Earning Assets                           6.84%              (1.78)%           (7.30)%          (4.96)%          (1.09)%
Cumulative GAP/Earning Assets                         6.84%               5.06%            (2.23)%          (7.20)%          (8.29)%
Interval Spread:  Earning Assets                      3.67%               3.27%             2.78%            2.44%            2.83%
Interval Spread:  Total Assets                        3.69%               4.35%             2.78%            2.44%            2.83%

LIQUIDITY 10-Q 3/31/00

                                               CITIZENS NATIONAL "NEXT FOUR QUARTERS"
                                                     ASSET/LIABILITY MANAGEMENT
                                                     STATIC GAP ANALYSIS (000s)
                                        IMMEDIATELY ADJUSTABLE    END OF 6/00      END OF 9/00      END OF 12/00      END OF 3/01
                                           RUNOFFS   RATE      RUNOFFS   RATE   RUNOFFS    RATE   RUNOFFS   RATE   RUNOFFS    RATE
                                           -------   ----      -------   ----   -------    ----   -------   ----   -------    ----
Total Investment Securities                  9,429   5.78%          25   7.13%       10    7.10%      665   5.69%      990    5.35%
Total Short Term Investment                  7,065   5.50%           0   0.00%        0    0.00%      500   6.00%    1,120    6.77%
Net Loans                                   15,598  10.08%       3,745   8.24%    9,015    8.18%    2,453   8.69%    7,719    8.45%
Total Earning Assets                        32,092   7.81%       3,770   8.23%    9,025    8.17%    3,618   7.77%    9,829    7.95%
Total Non-Earning Assets                       664   9.06%           0   0.00%        0    0.00%        0   0.00%        0    0.00%
Total Assets                                32,756   7.84%       3,770   8.23%    9,025    8.17%    3,618   7.77%    9,829    7.95%
Total Noninterest Bearing Deposits               0   0.00%           0   0.00%        0    0.00%        0   0.00%        0    0.00%
Total Interest Bearing Deposits                970   5.14%      36,066   3.04%   15,270    5.46%    9,458   5.67%   30,194    3.35%
Total Deposits                                 970   5.14%      36,066   3.04%   15,270    5.46%    9,458   5.67%   30,194    3.35%
Total Other Interest Bearing Liabilities       250   5.75%         100   5.00%        0    0.00%        0   0.00%        0    0.00%
Total Other Liabilities                          0   0.00%           0   0.00%        0    0.00%        0   0.00%        0    0.00%
Total Liabilities                            1,220   5.26%      36,166   3.04%   15,270    5.46%    9,458   5.67%   30,194    3.35%
Total Equity Capital                             0   0.00%           0   0.00%        0    0.00%        0   0.00%        0    0.00%
Total Liabilities and Capital                1,220   5.26%      36,166   3.04%   15,270    5.46%    9,458   5.67%   30,194    3.35%
Interval GAP                                31,536             (32,396)          (6,245)           (5,840)         (20,365)
Cumulative GAP                              31,536                (859)          (7,104)          (12,944)         (33,309)
Interval GAP/Total Assets                           19.07%             (19.59)%           (3.78)%          (3.53)%          (12.31)%
Cumulative GAP/Total Assets                         19.07%              (0.52)%           (4.30)%          (7.83)%          (20.14)%
Interval GAP/Earning Assets                         20.96%             (22.02)%           (4.24)%          (3.97)%          (13.84)%
Cumulative GAP/Earning Assets                       20.96%              (1.06)%           (5.31)%          (9.28)%          (23.12)%
Interval Spread:  Earning Assets                     2.55%               5.19%             2.71%            2.09%             4.59%
Interval Spread:  Total Assets                       2.57%               5.19%             2.71%            2.09%             4.59%

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




ITEM 1        Legal Proceedings                                 Inapplicable

ITEM 2        Changes in Securities                             Inapplicable

ITEM 3        Defaults upon Senior Securities                   Inapplicable

ITEM 4        Submission of Matters to a Vote
              of Security Holders

              The annual meeting of Shareholders of Security Banc Corporation was held in Springfield, Ohio on April 18, 2000.

              Three Directors of Class III were elected to serve until the Annual Meeting of Shareholders of 2003.

ITEM 5        Other Information

              The Security Banc Corporation (STYB) Board of Directors has authorized the Corporation to acquire up to 360,000 shares of its Common Stock, representing up to approximately 3% of the total common shares outstanding.

              The shares will be acquired from time to time in open market transactions, in block purchases or otherwise, and will be available for general corporate purposes. The timing, volume and price of purchases will be at the discretion of management and the Security Banc Corporation Board, and will also be contingent upon overall financial and market conditions.


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

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller
  --------------------------------
   Thomas L. Miller
   Vice President/Controller



By /s/ J. William Stapleton
  --------------------------------
   J. William Stapleton
   Executive Vice President/CFO


May 8, 2000