Form 10-K/A
period 1999-12-31
SECURITY BANC CORP
filed 2000-06-07
CIK 763956

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth in the pages attached hereto:

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statement with respect to the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the "Plan") are filed herewith as Exhibit 28.1, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, in lieu of a filing on Form 11-K:

         (a)      Report of Independent Auditors

         (b) Statements of Assets Available for Distribution to Plan Participants-December 31, 1999 and 1998

         (c) Statements of Changes in Assets Available for Distribution to Plan Participants - years ended December 31, 1999 and 1998

         (d)      Notes to Financial Statements

         (e)      Schedule of Assets Held for Investment - December 31, 1999

         (f) Schedule of Transactions or Series of Transactions in Excess of 5% of the current value of Plan Assets - year ended December 31, 1999

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

SECURITY BANC CORPORATION



By /s/ Thomas L. Miller                               Date: June 7, 2000
   --------------------                                    -------------
   Thomas L. Miller
   Vice President/Controller

                              Financial Statements
                         and Other Financial Information

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                     Years ended December 31, 1999 and 1998
                       with Report of Independent Auditors

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                              Financial Statements
                         and Other Financial Information


                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits................................2
Statements of Changes in Net Assets Available for Benefits.....................3
Notes to Financial Statements..................................................4


Supplemental Schedule

Schedule of Assets Held for Investment Purposes At End of Year................10

                         Report of Independent Auditors

Plan Committee
Security Banc Corporation
401(k) Profit Sharing Savings Plan

We have audited the accompanying statements of net assets available for benefits of the Security Banc Corporation 401(k) Profit Sharing Savings Plan (the Plan) as of December 31, 1999 and 1998, and for the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in the net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at end of year as of December 31, 1999 is presented for purposes of additional analysis, and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                  /s/ Ernst & Young LLP

Columbus, Ohio
May 11, 2000

                         Security Banc Corporation 401K
                          Profit Sharing Savings Plan

                Statements of Net Assets Available for Benefits

                                                            DECEMBER 31
                                                      1999               1998
                                                  ------------------------------
ASSETS
Investments, at fair value                        $15,145,097        $18,914,407

Contribution receivable                                 4,627             31,128
Accrued interest and dividends                            218              2,455
                                                  ------------------------------

Total assets                                       15,149,942         18,947,990

LIABILITIES
Cash overdraft                                          1,781                 --
                                                  ------------------------------

Net assets available for benefits                 $15,148,161        $18,947,990
                                                  ==============================

See accompanying notes.

                         Security Banc Corporation 401K
                          Profit Sharing Savings Plan

          Statements of Chanages in Net Assets Available for Benefits

                                                               YEAR ENDED DECEMBER 31
                                                               1999              1998
                                                            -----------------------------
Additions:
    Investment income:
      Interest and dividends                                $   479,995       $   303,660
      Net realized and unrealized appreciation
        in fair value of investments                         (4,771,312)        6,347,124
                                                            -----------       -----------
                                                             (4,291,317)        6,650,784
Contributions:
    Employer                                                    204,553           202,438
    Employee                                                    811,772           697,488
                                                            -----------       -----------

Total contributions                                           1,016,325           899,926

Deductions:
    Benefit payments                                            524,837           582,485
                                                            -----------       -----------

Net increase                                                 (3,799,829)        6,968,225

Net assets available for benefits, at beginning of year      18,947,990        11,979,765
                                                            -----------       -----------
Net assets available for benefits, at end of year           $15,148,161       $18,947,990
                                                            ===========       ===========

See accompanying notes.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                          Notes to Financial Statements

                           December 31, 1999 and 1998

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

RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations.

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

Unrealized gains and losses are differences between the fair value and cost basis of investments. The cost basis of the investments is using the average cost method.

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

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

GENERAL

The Plan is a defined contribution plan established on January 1, 1989, which covers all employees of Security Banc Corporation (the Corporation) and its subsidiaries, meeting specified age requirements and following the completion of one year of credited service (500 hours). The Plan is subject to the provision of the Employee Retirement Income Security Act of 1974 (ERISA).

CONTRIBUTIONS

Participants are not required to make contributions to the Plan; however, they may voluntarily contribute an amount not exceeding 15 percent of their pretax compensation received while a participant during the year. Contributions are also subject to the maximum allowed by Internal Revenue Service (IRS) regulations. The Corporation has agreed to voluntarily contribute, each year out of its net profits before deductions for federal income taxes, a percentage of the matchable contributions made by each participant. The Corporation is currently matching 50 percent of each participant's contributions up to the first 6 percent of a participant's compensation.

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contributions, Corporation's contributions and allocation of earnings or losses. Earnings or losses of the trust fund are allocated quarterly among participants in the proportion that each participant's account balance bears to the total value of all participants' account balances. The Corporation pays all expenses of administering the Plan.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)


2. DESCRIPTION OF THE PLAN (CONTINUED)

VESTING

Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the remainder of their accounts is based on years of continuous service. A participant vests 20 percent per year of credited service for five years and is 100 percent vested after five years of credited service. Forfeitures will be used to reduce future Corporation matching contributions or will be allocated to the separate account of each participant.

TERMINATION OF PLAN

Although the Corporation has not expressed any intent to do so, the Corporation has the right under the Plan to discontinue contributions at any time and terminate the Plan. In the event of termination of the Plan, distribution would be made to participants in the amount of their respective account balances. Under the Plan, all contributions and earnings thereon are immediately vested and fully nonforfeitable.

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

PNC Temp Fund - The fund seeks to obtain a high level of current income as is consistent with the preservation of principal and liquidity within the standards of the Portfolio.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)


3. INVESTMENT OPTIONS (CONTINUED)

Vanguard Wellington Fund - The fund seeks to obtain as much income as possible, consistent with preservation of capital, by investing in a broadly diversified portfolio of high yielding securities, including common stocks, preferred stocks, and bonds.

Banc Corporation Stock Fund - The fund provides a means to invest in shares of Security Banc Corporation's Common Stock, $1.5625 par value. Security Banc Corporation is the parent company of Security National Bank, Citizens National Bank, and Third Savings and Loan.

Security Investment Account II - The fund is the bank money market fund.

Federated Government Ultrashort Institutional Fund - The fund seeks a high rate of income through investment in high and upper-medium grade fixed-income obligations.

Fidelity Magellan Fund - The fund seeks capital appreciation by investing primarily in common stock and securities convertible into common stock that offer potential for growth.

Janus Worldwide Fund - The fund seeks capital growth through investments in foreign securities.

Franklin Small Cap Growth Fund - The fund seeks long-term capital appreciation by investing primarily in common stocks of small and medium-sized companies and securities convertible into common stock.

Vanguard Index Fund - The funds seeks investment results that correspond with the price and yield performance of the S&P 500 index.

Fidelity Advisor Institutional Growth Opportunity Fund - The fund seeks capital appreciation by investing primarily in common stocks and securities convertible into common stock.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)

4. INVESTMENTS

The Plan's trustee is Security National Bank and Trust Company, a wholly-owned subsidiary of the Corporation. The following individual investments represent 5 percent or more of the fair value of assets available for benefits as of December 31, 1999 and 1998:

                                                            DECEMBER 31
                                                       1999             1998
                                                    ----------------------------
Security Banc Corporation Common Stock              $9,156,753       $14,557,514
Vanguard Index Fund                                  1,644,750         1,334,219
PNC Temp Fund                                          868,246                --
Fidelity Magellan Fund                                 936,653                --

The Plan's investments (including investments bought, sold, and held during the year) appreciated (depreciated) in carrying value as follows:

                                                     YEAR ENDED DECEMBER 31
                                                    1999                 1998
                                                --------------------------------
Equity Mutual Funds                             $   771,384           $  559,258
Common Stock                                     (5,540,957)           5,786,075
Fixed Income Mutual Fund                             (1,739)               1,791
                                                --------------------------------
Total                                           $(4,771,312)          $6,347,124
                                                ================================

5. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated June 17, 1998, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (IRC) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with IRC to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of IRC and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

                        Security Banc Corporation 401 (k)
                           Profit Sharing Savings Plan

                    Notes to Financial Statements (continued)

6. TRANSACTIONS WITH PARTIES-IN-INTEREST

The Plan is assessed a quarterly trust service fee by the Trust Company based on the market value of Plan assets held in trust. These fees are paid by the Corporation on behalf of the Plan. Annual fees incurred were $20,771 and $20,480 in 1999 and 1998, respectively.

7. TERMINATED PARTICIPANTS

Included in net assets available for benefits are amounts allocated to individuals who have withdrawn from the Plan. Amounts allocated to these participants were $55,365 at December 31, 1999.

                        SECURITY BANC CORPORATION 401 (K)
                           PROFIT SHARING SAVINGS PLAN

         SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR

                                December 31, 1999

                                                                EIN#: 31-0389990
                                                                     Plan #: 002

                                                                                    FAIR
                 DESCRIPTION                           SHARES         COST          VALUE
--------------------------------------------------------------------------------------------
Fidelity Advisor Institutional Growth Opportunity
   Fund                                                 14,612     $  598,382    $   680,189
Federated Government Ultrashort Institutional Fund
                                                        77,311        154,656        153,075
Vanguard Wellington Fund                                21,609        652,267        604,189
Janus Worldwide Fund                                     4,880        213,769        373,011
Fidelity Magellan Fund                                   6,855        665,307        936,653
Franklin Small Cap Growth Fund                          16,390        311,833        723,295
PNC Temp Fund                                          866,117        866,117        866,117
Security Investment Account II                           7,065          7,065          7,065
Security Banc Corporation Common Stock*                321,290      5,014,638      9,156,753
Vanguard Index Fund                                     12,154      1,114,132      1,644,750
                                                                   -------------------------
Total assets held for investment                                   $9,598,166    $15,145,097
                                                                   =========================

* Party in interest to the plan.