Form 10-Q
period 2000-06-30
SECURITY BANC CORP
filed 2000-08-11
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
        For the period ended             June 30, 2000
                             --------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
        For the transition period from            to             Commission File
                                      ------------  ------------
        Number:                 0-13655
               ----------------------------------------

                             Security Banc Corporation
        ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Ohio                           31-1133284
        ------------------------------------------------------------------------
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)             Identification No.)

             40 South Limestone Street,  Springfield, OH              45502
        -----------------------------------------------------------------------
          (Address of principal executive offices)                 (Zip Code)

                                 (937) 324-6920
        ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X   Yes            No
                               ----            ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

            Class                               Outstanding at July 27, 2000
------------------------------                  ----------------------------
Common Stock,  $1.5625 Par Value                          11,839,500

                   SECURITY BANC CORPORATION AND SUBSIDIARIES

INDEX

                                                                        PAGE NO.

Part I - Financial Information

  Item 1 - Financial Statements:

           Consolidated Condensed Balance Sheets
           June 30, 2000 and December 31, l999.                              3

           Consolidated Condensed Statements of Income
           for the three (3) months ended June 30, 2000
           and June 30, 1999.                                                4

           Consolidated Condensed Statement of Income for the six (6)
           months ended June 30, 2000 and June 30, 1999.                     5

           Consolidated Condensed Statements of Cash                         6
           Flows for the six (6) months ended June 30, 2000 and June 30, 1999.

           Consolidated Condensed Statements of Shareholders Equity for      7
           the six (6) months ended June 30, 1999 and June 30, 2000.

           Notes to Consolidated Condensed Financial                         8
           Statements.

  Item 2 -  Management's Discussion and Analysis of
            Condition and Results of Operations                             9-13

Part II - Other Information                                                  14

Signature                                                                    15

PART I  ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                     June 30             Dec 31
                                                       2000               1999
                                                       ----               ----
                                                           (in thousands)
ASSETS
Cash and due from banks                            $     31,721    $     50,216
Federal funds sold                                        6,340          10,010
                                                   ------------    ------------
                  TOTAL CASH AND CASH EQUIVALENT         38,061          60,226
                                                   ------------    ------------

Interest bearing deposits with other banks                1,620           1,560
Investments (Market Value $211,071 @6-30-00,
                          $212,411 @ 12-31-99)          212,217         214,303

Loans:  Commercial and agricultural                     343,597         321,782
        Real estate and mortgage                        254,787         254,854
        Consumer                                         76,264          76,389
                                                   ------------    ------------
                   TOTAL LOANS                          674,648         653,025

Less:  Allowance for Loan Losses                         (6,646)         (6,964)
                                                   ------------    ------------
                   NET LOANS                            668,002         646,061

Premises and Equipment                                    8,875           9,292
Other Assets                                             45,553          44,969
                                                   ------------    ------------
                  TOTAL ASSETS                     $    974,328    $    976,411
                                                   ============    ============
LIABILITIES
Non-interest bearing deposits                      $    124,572    $    129,127
Interest bearing demand deposits                        141,354         134,864
Savings deposits                                        156,577         156,988
Time deposits, $100,000 and over                         55,700          54,794
Other time deposits                                     238,609         220,773
                                                   ------------    ------------
                  TOTAL DEPOSITS                        716,812         696,546
Fed funds purchased and securities sold
 under agreement to repurchase                           27,822          24,011
Federal Home Loan Bank Term Advances                    103,537         131,372
Other liabilities                                         6,227           5,360
                                                   ------------    ------------
                  TOTAL LIABILITIES                $    854,398    $    857,289
                                                   ============    ============
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                   $     19,822    $     19,800
Shares authorized    18,000,000
Shares issued      12,686,058 - 2000
                   12,669,832 - 1999
Surplus                                                  22,485          22,302
Retained earnings                                        95,328          90,084
Accumulated other comprehensive income                   (5,853)         (7,143)

       Less:  Treasury Stock, 830,058 shares, 2000      (11,852)         (5,921)
                              489,382 shares, 1999
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                              119,930         119,122
                                                   ------------    ------------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY               $    974,328    $    976,411
                                                   ============    ============

See notes to Consolidated Condensed Financial Statements

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended
                                                        June 30         June 30
                                                          2000           1999
                                                          ----           ----
                                                         (in thousands except
                                                             per share data)

Interest Income                                      $    18,254   $    17,155
Interest Expense                                           7,766         6,729
                                                      ----------    -----------

NET INTEREST INCOME                                       10,488        10,426

Provision for loan losses                                    330           300
                                                      ----------    -----------

           Net interest income after provision for
             loan losses                                  10,158        10,126

OTHER OPERATING INCOME
           Trust Income                                      523           467
           Service charges on deposit accounts               784           793
           Securities, Gains (Losses)                          0            21
           Other charges, rents and fees                     886           763
                                                      ----------    -----------

                        Total other operating income       2,193         2,044

OPERATING EXPENSES
           Salaries and employee benefits                  2,893         2,884
           Equipment and occupancy expense                   600           663
           Other operating expense                         2,219         2,151
                                                      ----------    -----------

                        Total operating expense            5,712         5,698

INCOME BEFORE TAXES                                        6,639         6,472
           Income taxes (See Note B)                       2,200         2,119
                                                     -----------   -----------
NET INCOME                                           $     4,439   $     4,353
                                                     ===========   ===========

           Basic earnings per share                  $       .37   $       .36
           Diluted earnings per share                $       .37   $       .36
           Cash dividends per share                  $       .14   $       .13


Weighted average shares outstanding                   11,911,620     12,177,121


See notes to Consolidated Condensed Financial Statements.

PART 1    ITEM 1 - FINANCIAL STATEMENTS


                            SECURITY BANC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                              Six Months Ended
                                                          June 30       June 30
                                                            2000         1998
                                                            ----         ----
                                                           (in thousands except
                                                              per share data)

Interest Income                                       $    36,017   $    33,783
Interest Expense                                           15,216        13,225
                                                       ----------   -----------

NET INTEREST INCOME                                        20,801        20,558

Provision for loan losses                                     660           600
                                                       ----------   -----------

           Net interest income after provision for
             loan losses                                   20,141        19,958

OTHER OPERATING INCOME
           Trust Income                                     1,048           938
           Service charges on deposit accounts              1,540         1,551
           Securities, Gains (Losses)                           0            41
           Other charges, rents and fees                    1,716         1,498
                                                       ----------    ----------

                      Total other operating income          4,304         4,028

OPERATING EXPENSES
           Salaries and employee benefits                   5,871         5,789
           Equipment and occupancy expense                  1,312         1,333
           Other operating expense                          4,453         4,367
                                                       ----------    ----------

                      Total operating expense              11,636        11,489

INCOME BEFORE TAXES                                        12,809        12,497
           Income taxes (See Note B)                        4,222         4,083
                                                      -----------   -----------
NET INCOME                                            $     8,587   $     8,414
                                                      ===========   ===========

           Basic earnings per share                   $       .72   $       .69
           Diluted earnings per share                 $       .72   $       .69
           Cash dividends per share                   $       .28   $       .26


Weighted average shares outstanding                    11,973,226     12,174,143


See notes to Consolidated Condensed Financial Statements.

Part 1  Item 1 - Financial Statements

                                               SECURITY BANC CORPORATION

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                                                                  June 30        June 30
                                                                                                   2000           1999
                                                                                                   ----           ----
                                                                                                      (IN THOUSANDS)

Cash Flows from Operating Activities:
            Net Income...............................................................             $8,587         $8,414
            Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation.....................................................                595            558
                   (Gain)/Loss on sale of the following:
                     Investment Securities available for sale........................                  0            (41)
                     Other Assets....................................................                 13            (13)
                   Provision for loan losses.........................................                660            600
                   Amortization and accretion, net...................................                 44            (89)
                   Amortization of intangibles.......................................                332            335
                   Change in other operating assets and liabilities, net.............             (2,393)       (10,205)
                                                                                                 -------       --------
                             Total Adjustments.......................................               (749)         8,855
                                                                                                  ------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................................             $7,838       ($   441)

Cash Flows From Investing Activities:
            Net (increase) decrease in interest bearing deposits with other banks....                (60)         1,140
            Proceeds from maturities and sales of Investment securities
                   available for sale................................................              5,839         15,721
            Proceeds from maturities of Investments held to maturity.................                351          1,698
            Purchase of:
                   Investment securities available for sale..........................             (2,192)       (81,264)
                   Investment securities held to maturity............................                  0         (1,425)
            Net Increase in loans....................................................            (23,077)       (19,383)
            Proceeds from sale of other assets.......................................              2,057         10,042
            Capital expenditures.....................................................                (88)          (466)
            Purchase of Insurance Policies...........................................                 (7)            (6)
                                                                                                 -------       --------

            NET CASH USED IN INVESTING ACTIVITIES....................................            (17,177)       (73,943)

Cash Flows from Financing Activities:
            Net increase(decrease) in demand deposits, NOW accounts and
                 savings accounts....................................................              1,524        (19,354)
            Net increase (decrease) in certificates of deposit.......................             18,742        (13,627)
            Net (decrease) increase  in short-term borrowed funds....................             (9,024)        10,925
            Net (decrease) Increase in other borrowed money..........................            (15,000)        85,000
            Net purchase and sale of treasury stock..................................             (5,931)          (178)
            Dividends paid...........................................................             (3,343)        (3,165)
            Proceeds from exercise of stock options..................................                206            230
                                                                                                 -------       --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES................................            (12,826)        59,831

Net decrease in cash and cash equivalents............................................            (22,165)       (14,553)
Cash and cash equivalents at beginning of year.......................................             60,226          55,402
                                                                                                 =======        ========
Cash and cash equivalents at June 30.................................................            $38,061        $40,849

See Notes to Consolidated Financial Statements.

                            SECURITY BANC CORPORATION
     Consolidated Statements of Changes in Shareholder's Equity (unaudited)

                                                                                                   Accumulated
                                                                                       Treasury          Other
                                                   Common                 Retained        Stock  Comprehensive  Comprehensive
(dollars in thousands, except per share amounts)    Stock      Surplus    Earnings      at Cost         Income         Income
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                      $19,768      $22,084     $79,756      ($3,358)         ($121)
Net Income                                                                   8,414                                     8,414
Other comprehensive income:
Net unrealized (losses) on securities
 available for sale net of income taxes of ($2,449)                                                     (4,549)       (4,549)
                                                                                                         -----         -----
          Total comprehensive income                                                                                   3,865
Cash dividends on common shares  ($.26 per share)                           (3,165)                                    =====

Exercise of stock options                              28          202
Purchase of Treasury Stock
                                                                                           (178)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT June 30, 1999                           19,796       22,286      85,005       (3,536)        (4,670)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                       19,800       22,302      90,084       (5,921)        (7,143)
Net Income                                                                   8,587                                     8,587
Other comprehensive income:
Net unrealized gains on securities
 available for sale net of income taxes of $695                                                          1,290         1,290
                                                                                                                       -----
          Total comprehensive income                                                                                   9,877
Cash dividends on Common Shares ($.28 per share)                            (3,343)                                    =====
Exercise of stock options                              22          183
Purchase of treasury stock                                                               (5,931)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT June 30, 2000                           19,822       22,485      95,328      (11,852)        (5,853)
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A  -- Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of June 30, 2000 and the results of operations and cash flows for the six month periods ended June 30, 2000 and June 30, 1999.

NOTE B - TAXES

The effective tax rate of 33% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $25,897,000 invested in tax exempt municipal securities.

NOTE C - EARNINGS PER COMMON SHARE

The computation of earnings per Common Share is as follows:

                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                     --------------------------------            --------------------------------
                                                      JUNE 30                JUNE 30              JUNE 30                JUNE 30
                                                        2000                  1999                  2000                   1999
                                                     ----------            ----------            ----------            ----------
EARNINGS APPLICABLE TO COMMON SHARE                  $4,439,000            $4,353,000            $8,587,000            $8,414,000

BASIC EARNNGS PER SHARE
Weighted Average Common Shares Outstanding           11,911,620            12,177,121            11,973,226            12,174,143
Earnings Applicable to Common Shares                 $4,439,000            $4,353,000            $8,587,000            $8,414,000
Basic Earnings per Share                                $.37                  $.36                  $.72                  $.69

DILUTED EARNINGS PER SHARE
Weighted Average Common Shares Outstanding           11,911,620            12,177,121            11,973,226            12,174,143
Dilutive Common Stock Options                            13,909                60,525                26,659                77,780
Weighted Average Common Shares and Common Shares
 Equivalent Outstanding                              11,925,529            12,237,646            11,999,885            12,251,923
Earnings Applicable to Common Shares                 $4,439,000            $4,353,000            $8,587,000            $8,414,000
Diluted Earnings per Share                              $.37                  $.36                  $.72                  $.69

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

ECONOMIC OUTLOOK
As the economy moves into the third quarter, it appears to be losing a little strength. Recently released statistical data is mixed but does show a slight slowdown beginning to occur. Sales of major items such as automobiles and houses have softened over the last few months but still remain at acceptable levels. Consumer spending remains strong despite a decrease in the level of consumer confidence. Even with the recent dip in consumer confidence, the index is at historic levels based primarily on the strong job market. Unemployment rates have remained between 3.9% and 4.1% since October 1999; however, the number of new jobs created has started to decline below forecasted levels. Industrial production remains strong with capacity utilization at 82% and the increase in the GDP is estimated to be near 5%. Overall, the economy remains strong but a much anticipated slowdown could be occurring.

The Federal Reserve continues to keep inflation as its number one concern. Over the last year, the Fed has raised rates by 175 basis points; it is uncertain whether this strategy will stave off inflation without sinking the economy. Inflation remains in the 3% range, which is low. Indexes that track future inflation eased in June but are still at levels that indicate inflationary pressures are present.

Locally there appears to be softening among businesses related to the auto industry. Overall, businesses remain profitable with declining margins. Labor shortages continue to be a problem. The growing season for this year's crop is off to a good start.

RESULTS OF OPERATIONS
Net income was $8,587,000 for the first six months of 2000 compared to $8,414,000 for the same period of 1999. Basic earnings per share were $.72 for the first six months, a 4% increase over last year's $.69. Diluted earnings per share were $.72 for the first six months, a 4% increase over last year's $.69.

Total assets were $974,328,000 at June 30, 2000 compared to 1999's assets of $948,165,000. For the first six months of 2000, return on average equity was 14.03% and return on average assets was 1.79%.

Interest and fees on loans increased to $28,700,000 for the six months ended June 30, 2000 compared to $26,813,000 for the six months ending June 30, 1999. Average loans were $662,149,000 and $626,227,000 at June 30, 2000 and 1999 respectively, a 6% increase.

Income from securities increased to $6,731,000 from $6,324,000 for the six months ended June 30, 2000 and 1999 respectively. The average outstanding for securities were $213,666,000 and $210,634,000 at June 30, 2000 and 1999 respectively, a 1% increase.

Interest income from Fed Funds sold and other interest bearing assets decreased to $586,000 at June 30, 2000 compared to $646,000 for the six months ended June 30, 1999. The average outstanding for Fed Funds and interest bearing deposits were $18,631,000 and $25,931,000 at June 30, 2000 and 1999 respectively, a 28%
decrease.

Interest bearing liabilities average outstanding at June 30, 2000 were $719,131,000 compared to $684,603,000 at June 30, 1999. Interest expense increased to $15,216,000 at June 30, 2000 from $13,225,000 at June 30, 1999 a
15% increase.

Net interest income on a fully taxable equivalent basis for the first six months of 2000 was $21,154,000 compared to the $20,912,000 realized in the same period of 1999.

Market value per share was $18.50 at June 30, 2000 as compared to $34.50 at June 30, 1999. Book value per share was $10.12 at June 30, 2000 and $9.76 at June 30, 1999. The efficiency ratio was 45% and 45% respectively for June 30, 2000 and June 30, 1999.

PART 1  ITEM 2 (CONT'D.)

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                For Period Ending June 30
                                                                              2000        (000's)        1999
                                                                              ----                       ----

                  Balance at beginning of period                               6,964                    6,883
                  Charge-offs:
                       Domestic:
                            Commercial, financial and agriculture               (684)                    (333)
                            Real estate -- construction
                            Real estate - mortgage                               (79)                      (0)
                            Installment loans to individuals                    (388)                    (523)
                            Lease financing                                        0                        0
                                                                              ------                   ------
                                                                              (1,151)                    (856)

                       Recoveries:
                  Domestic:
                            Commercial, financial and agriculture                 14                       21
                            Real estate -- construction                                                     0
                            Real estate -- mortgage                                6                        7
                            Installment loans to individuals                     153                      126
                            Lease financing                                        0                        0
                                                                              ------                   ------
                                                                                 173                      154

                  Net charge-offs                                               (978)                    (702)
                  Other adjustments                                                0                       36
                  Additions charged to operations                                660                      600
                                                                              ------                   ------
                  Balance at end of period                                    $6,646                   $6,817

Ratio of net charge-offs during the period of average loans
           outstanding during the period                                        (.15%)                   (.11%)

According to FASB No. 114, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The following table presents data concerning loans at risk at the end of each period. (000s).

                                          June 30,                                  December 31
                                          -------           ----------------------------------------------------------
                                             2000             1999             1998             1997             1996
                                             ----             ----             ----             ----             ----
         Non-accrual loans                 $2,116           $2,162           $2,154           $3,417           $4,123
         Accruing loans past due
             90 days or more                2,179            2,554            1,371            1,537            1,709

         Restructured loans                   625              311              322              333                0

         Other real estate owned            1,608            1,928            1,531              258              256

Total other operating income was $4,304,000 and $4,028,000 during the first six months of 2000 and 1999 respectively. Trust income increased 12%. There was a 1% decrease in service charges on deposits, and a 14% increase in other charges, rents and fees. Total securities gains for the first six months of 2000 were $0. Total securities gains for the same period of 1999 were $41,000 or $27,000 after tax.

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $147,000 during the first six months, 1% over the similar period of 1999. Salaries, wages and employee benefits increased 1% over 1999. Equipment and net occupancy expenses during the first six months were $1,312,000 and $1,333,000 for 2000 and 1999 respectively, which reflects a 2% decrease. Other operating expenses increased $86,000 compared to 1999.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes (5% or greater) on the consolidated condensed balance sheets are:

         Cash and due from Banks - (decrease of 37%). With Y2K over, the amount of cash-on-hand has been reduced.

         Federal Funds Sold - (increase of 37%). Excess cash on hand not invested in securities.

         Other time deposits (increase of 8%) Due primarily to increase of $10,680,000 in 182 to 364 day CDs.

         Fed funds purchased and securities sold under agreement to repurchase - (increase of 16%). Due to increase of repurchase agreements.

         FHLB Advances (decrease of 21%). $15,000,000 of notes matured first quarter 2000.

         Other liabilities - (increase 16%). Due to accrual for pension and low income housing ptn.

         Treasury stock - (increase 100%). Due to repurchase of common shares authorized by Board of Directors.

CAPITAL RESOURCES

The table below illustrates the Company's subsidiary banks regulatory capital ratios at June 30, 2000.

     Tier 1 Capital                                                $114,797
     Tier 2 Capital                                                   6,646
                                                                   --------
                  TOTAL QUALIFYING CAPITAL                         $121,443
                                                                   --------
     Risk Adjusted Total Assets (including off balance exposures)  $668,056
                                                                   ========

     Tier 1 Risk-Based Capital Ratio                                  17.18%
     Total Risk-Based Capital Ratio                                   18.18%
     Tier 1 Leverage Ratio                                            11.75%

INTEREST RATE RISK

INTEREST RATE RISK MANAGEMENT

The Corporation seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. Interest rate risk management is a dynamic process, encompassing both the business flows onto the balance sheet and the changing market and business environment. Interest rate risk by definition is the risk of decreased net interest income whenever there are movements in market interest rates. Effective management of interest rate risk begins with loans, investments, and funding sources.

Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is the Corporation's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by the Corporation captures all assets and liabilities, accounting for significant variables, which are believed to be affected by interest rates. These include prepayment speeds on real estate mortgages and consumer installment loans, principal amortization and maturities on other financial instruments. The model captures interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management utilizes probabilities and, therefore, believes that the model provides an accurate estimate of the interest rate risk exposure.

The results of the Corporation's most recent interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 200 basis points increase or decrease in rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). A positive cumulative gap indicates interest sensitive assets are maturing at a faster rate than interest sensitive liabilities, therefore, in an increasing interest rate environment, the net interest income should increase. Whereas, a negative cumulative gap indicates interest sensitive liabilities are maturing at a faster rate than interest sensitive assets, therefore, in an increasing interest rate environment, the net interest income should decrease.

The table discloses the cumulative gap at the twelve month interval for each affiliate of the Corporation.


                                                       CUMULATIVE GAP               CUMULATIVE GAP
                       AFFILIATE                            000'S                  TO TOTAL ASSETS
                       ---------                       --------------              ---------------
                Security National Bank                     $27,778                       4.39%
                Citizens National Bank                     $ 8,722                       5.33%
                Third Savings and Loan                    ($23,764)                    (12.19%)

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

SECURITY BANC CORPORATION



By  /s/ Thomas L. Miller
    --------------------------
     Thomas L. Miller
     Vice President/Controller



By   /s/ J. William Stapleton
     --------------------------
     J. William Stapleton
     Executive Vice President/CFO


August 11, 2000