Form 10-Q
period 2000-09-30
SECURITY BANC CORP
filed 2000-11-13
CIK 763956

             FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)
                United States Securities and Exchange Commission
                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.
    For the period ended September 30, 2000
                         ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.
    For the transition period from              to              Commission File
                                   -------------  -------------
    Number:  0-13655
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

                                      X   Yes           No
                                    -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock.

             Class                               Outstanding at October 23, 2000
--------------------------------                 -------------------------------
Common Stock,  $1.5625 Par Value                            11,785,700

SECURITY BANC CORPORATION AND SUBSIDIARIES


INDEX

                                                                                  PAGE NO.
Part I - Financial Information

         Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets
                  September 30, 2000 and December 31, l999.                          3

                  Consolidated Condensed Statements of Income
                  for the three (3) months ended September 30, 2000
                  and September 30, 1999.                                            4

                  Consolidated Condensed Statement of Income for the nine (9)
                  months ended September 30, 2000 and September 30, 1999.            5

                  Consolidated Condensed Statements of Cash
                  Flows for the nine (9) months ended September 30,
                  2000 and September 30, 1999.                                       6

                  Consolidated Condensed Statements of Shareholders Equity for
                  the nine (9) months ended September 30, 1999 and September 30,
                  2000.                                                              7

                  Notes to Consolidated Condensed Financial
                  Statements.                                                        8

         Item 2 - Management's Discussion and Analysis of
                  Condition and Results of Operations                                9-13

Part II - Other Information                                                         14

Signature                                                                           15

PART I  ITEM 1 - FINANCIAL STATEMENTS

                                  SECURITY BANC CORPORATION
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (UNAUDITED)

                                                                September 30        Dec 31
                                                                        2000          1999
                                                                        ----          ----
                                                                         (in thousands)
ASSETS
Cash and due from banks                                             $ 28,610      $ 50,216
Federal funds sold                                                    16,040        10,010
                                                                    --------      --------
                  TOTAL CASH AND CASH EQUIVALENT                      44,650        60,226
                                                                    --------      --------

Interest bearing deposits with other banks                             1,620         1,560
Investments (Market Value $210,475 @ 9-30-00,
                          $212,411 @ 12-31-99)                       211,220       214,303

Loans:  Commercial and agricultural                                  351,509       321,782
        Real estate and mortgage                                     255,073       254,854
        Consumer                                                      74,748        76,389
                                                                    --------      --------
                   TOTAL LOANS                                       681,330       653,025

Less:  Allowance for Loan Losses                                      (6,462)       (6,964)
                                                                    --------      --------
                   NET LOANS                                         674,868       646,061

Premises and Equipment                                                 8,680         9,292
Other Assets                                                          45,491        44,969
                                                                    --------      --------
                  TOTAL ASSETS                                      $986,529      $976,411
                                                                    ========      ========
LIABILITIES
Non-interest bearing deposits                                       $126,636      $129,127
Interest bearing demand deposits                                     144,125       134,864
Savings deposits                                                     159,793       156,988
Time deposits, $100,000 and over                                      55,942        54,794
Other time deposits                                                  237,691       220,773
                                                                    --------      --------
                  TOTAL DEPOSITS                                     724,187       696,546
Fed funds purchased and securities sold
 under agreement to repurchase                                        23,917        24,011
Federal Home Loan Bank Term Advances                                 109,499       131,372
Other liabilities                                                      6,374         5,360
                                                                    --------      --------
                  TOTAL LIABILITIES                                 $863,977      $857,289
                                                                    --------      --------
SHAREHOLDERS'S EQUITY
Common Stock (Par Value $1.5625)                                    $ 19,827      $ 19,800
Shares authorized 18,000,000
Shares issued 12,689,258 - 2000
              12,671,332 - 1999
Surplus                                                               22,533        22,302
Retained earnings                                                     98,002        90,084
Accumulated other comprehensive income                                (4,734)       (7,143)

       Less:  Treasury Stock, 896,258 shares, 2000                   (13,076)       (5,921)
                              521,905 shares, 1999                  --------      --------
TOTAL SHAREHOLDERS' EQUITY                                           122,552       119,122
                                                                    --------      --------
           TOTAL LIABILITIES &
                SHAREHOLDER'S EQUITY                                $986,529      $976,411
                                                                    ========      ========

See notes to Consolidated Condensed Financial Statements.

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                              SECURITY BANC CORPORATION
                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     (UNAUDITED)

                                                                Three Months Ended
                                                               Sept. 30    Sept. 30
                                                                 2000        1999
                                                                 ----        ----
                                                                (in thousands except
                                                                   per share data)
Interest Income                                                  $18,689     $17,345
Interest Expense                                                   8,222       7,120
                                                                 -------     -------

NET INTEREST INCOME                                               10,467      10,225

Provision for loan losses                                            405         300
                                                                 -------     -------

           NET INTEREST INCOME AFTER PROVISION FOR
             LOAN LOSSES                                          10,062       9,925

OTHER OPERATING INCOME
           Trust Income                                              483         471
           Service charges on deposit accounts                       801         823
           Securities, Gains                                           0          73
           Other charges, rents and fees                             897         816
                                                                 -------     -------

                              TOTAL OTHER OPERATING INCOME         2,181       2,183

OPERATING EXPENSES
           Salaries and employee benefits                          2,885       2,897
           Equipment and occupancy expense                           655         679
           Other operating expense                                 2,252       2,172
                                                                 -------     -------

                              TOTAL OPERATING EXPENSE              5,792       5,748

INCOME BEFORE TAXES                                                6,451       6,360
           Income taxes (See Note B)                               2,125       2,092
                                                                 -------     -------

NET INCOME                                                       $ 4,326     $ 4,268
                                                                 =======     =======

           Basic earnings per share                              $   .37     $   .35
           Diluted earnings per share                            $   .37     $   .35
           Cash dividends per share                              $   .14     $   .13


Weighted average shares outstanding                           11,819,643  12,179,368

See notes to Consolidated Condensed Financial Statements.

PART 1    ITEM 1 - FINANCIAL STATEMENTS

                              SECURITY BANC CORPORATION
                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     (UNAUDITED)

                                                               Nine Months Ended
                                                             Sept. 30    Sept. 30
                                                               2000        1999
                                                               ----        ----
                                                             (in thousands except
                                                                 per share data)
Interest Income                                                $54,706     $51,128
Interest Expense                                                23,438      20,345
                                                               -------     -------

NET INTEREST INCOME                                             31,268      30,783

Provision for loan losses                                        1,065         900
                                                               -------     -------

           NET INTEREST INCOME AFTER PROVISION FOR
             LOAN LOSSES                                        30,203      29,883

OTHER OPERATING INCOME
           Trust Income                                          1,532       1,409
           Service charges on deposit accounts                   2,340       2,374
           Securities, Gains                                         0         114
           Other charges, rents and fees                         2,613       2,314
                                                               -------     -------

                              TOTAL OTHER OPERATING INCOME       6,485       6,211

OPERATING EXPENSES
           Salaries and employee benefits                        8,756       8,686
           Equipment and occupancy expense                       1,967       2,012
           Other operating expense                               6,705       6,539
                                                               -------     -------

                              TOTAL OPERATING EXPENSE           17,428      17,237

INCOME BEFORE TAXES                                             19,260      18,857
           Income taxes (See Note B)                             6,347       6,175
                                                               -------     -------

NET INCOME                                                     $12,913     $12,682
                                                               =======     =======

           Basic earnings per share                            $  1.08     $  1.04
           Diluted earnings per share                          $  1.08     $  1.04
           Cash dividends per share                            $   .42     $   .39


Weighted average shares outstanding                         11,921,658  12,175,904

See notes to Consolidated Condensed Financial Statements.

PART 1  ITEM 1 - FINANCIAL STATEMENTS

                                        SECURITY BANC CORPORATION

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)

                                                                               September 30  September 30
                                                                                   2000          1999
                                                                                   ----          ----
                                                                                     (IN THOUSANDS)
Cash Flows from Operating Activities:
       Net Income                                                                $ 12,913      $ 12,682
       Adjustments to reconcile net income to net cash
            provided by operating activities:
               Depreciation                                                           872           832
              (Gain)/Loss on sale of the following:
                Investment Securities available for sale                                0          (113)
                Other Assets                                                           14           (13)
              Provision for loan losses                                             1,065           900
              Amortization and accretion, net                                          69           (69)
              Amortization and core deposit intangible                                497           502
              Change in other operating assets and liabilities, net                (3,883)      (11,507)
                                                                                 --------      --------
                        Total Adjustments                                          (1,366)       (9,468)
                                                                                 --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 11,547      $  3,214

Cash Flows From Investing Activities:
       Net (increase) decrease in interest bearing deposits with other banks          (60)        1,140
       Proceeds from maturities and sales of Investment securities
              available for sale                                                    9,130        20,536
       Proceeds from maturities of Investments held to maturity                       471         2,068
       Purchase of:
              Investment securities available for sale                             (2,302)      (81,640)
              Investment securities held to maturity                                 (650)       (1,425)
       Increase in loans                                                          (30,280)      (28,808)
       Proceeds from sale of other assets                                           2,955        11,997
       Capital expenditures                                                          (162)         (544)
       Purchase of Insurance Policies                                                  (7)           (6)
                                                                                 --------      --------

       NET CASH USED IN INVESTING ACTIVITIES                                      (20,905)      (76,682)

Cash Flows from Financing Activities:
       Net increase (decrease) in demand deposits, NOW accounts and
            savings accounts                                                        9,575       (23,058)
       Net increase (decrease) in certificates of deposit                          18,066        (4,325)
       Net (decrease) increase in short-term borrowed funds                        (6,967)       14,278
       Net (decrease) increase in other borrowed money                            (15,000)       85,000
       Net increase in treasury stock                                              (7,155)       (1,053)
       Dividends paid                                                              (4,996)       (4,749)
       Proceeds from exercise of stock options                                        259           240
                                                                                 --------      --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   (6,218)       66,333

Net decrease in cash and cash equivalents                                         (15,576)       (7,135)
Cash and cash equivalents at beginning of year                                     60,226        55,402
                                                                                 --------      --------

Cash and cash equivalents at September 30                                        $ 44,650      $ 48,267

See Notes to Consolidated Financial Statements.

                                                      SECURITY BANC CORPORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                       Accumulated
                                                                                          Treasury           Other
                                                            Common             Retained      Stock   Comprehensive    Comprehensive
(dollars in thousands, except per share amounts)             Stock   Surplus   Earnings    at Cost          Income           Income
====================================================================================================================================
BALANCE AT DECEMBER 31, 1998                               $19,768   $22,084    $79,756    $(3,358)        $  (121)
Net Income                                                                       12,682                                      12,682
Other comprehensive income:
Net unrealized (losses) on securities available for sale
  net of income taxes of ($3,001)                                                                           (5,574)          (5,574)
    Total comprehensive income                                                                                                7,108
                                                                                                                             ======
Cash dividends on common shares ($.39 per share)                                 (4,749)
Exercise of stock options                                       31       209
Purchase of Treasury Stock                                                                  (1,053)

====================================================================================================================================
BALANCE AT SEPTEMBER 30, 1999                               19,799    22,293     87,689     (4,411)         (5,695)
====================================================================================================================================

BALANCE AT DECEMBER 31, 1999                                19,800    22,302     90,084     (5,921)         (7,143)
Net Income                                                                       12,913                                      12,913
Other comprehensive income:
Net unrealized gains on securities available for sale
  net of income taxes of $1,297                                                                              2,409            2,409
                                                                                                                             ------
    Total comprehensive income                                                                                               15,322
                                                                                                                             ======
Cash dividends on Common Shares ($.42 per share)                                 (4,995)
Exercise of stock options                                       27       231
Purchase of treasury stock                                                                  (7,155)

====================================================================================================================================
BALANCE AT SEPTEMBER 30, 2000                               19,827    22,533     98,002    (13,076)         (4,734)
====================================================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                            SECURITY BANC CORPORATION

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A - Preparation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal re-occurring items necessary to present fairly the financial condition of the company as of September 30, 2000 and the results of operations and cash flows for the nine month periods ended September 30, 2000 and September 30, 1999.

NOTE B - TAXES

The effective tax rate of 33% is lower than the statutory 35% because of investments made in tax exempt municipal securities. The subsidiaries of Security Banc Corporation have approximately $26,520,000 invested in tax exempt municipal securities.

NOTE C - EARNINGS PER COMMON SHARE

The computation of earnings per Common Share is as follows:

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPT. 30        SEPT. 30        SEPT. 30        SEPT. 30
                                                                    2000            1999            2000            1999
                                                                    ----            ----            ----            ----
EARNINGS APPLICABLE TO COMMON SHARE                             $ 4,326,000     $ 4,268,000     $12,913,000     $12,682,000

BASIC EARNINGS PER SHARE
Weighted Average Common Shares Outstanding                       11,819,643      12,179,368      11,921,658      12,175,904
Earnings Applicable to Common Shares                            $ 4,326,000     $ 4,268,000     $12,913,000     $12,682,000
Basic Earnings per Share                                        $       .37     $       .35     $      1.08     $      1.04

DILUTED EARNINGS PER SHARE
Weighted Average Common Shares Outstanding                       11,819,643      12,179,368      11,921,658      12,175,904
Dilutive Common Stock Options                                         9,255          31,529          20,858          63,962
Weighted Average Common Shares and Common Shares Equivalent
Outstanding                                                      11,828,898      12,210,897      11,942,516      12,239,866
Earnings Applicable to Common Shares                            $ 4,326,000     $ 4,268,000     $12,913,000     $12,682,000
Diluted Earnings per Share                                      $       .37     $       .35     $      1.08     $      1.04

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

ECONOMIC OUTLOOK
During the third quarter, the economy began to show the affects of the Federal Reserve's monetary policy over the last eighteen months. Since June of 1999, the Fed has raised rates on five occasions in an attempt to slow economic growth. Based on statistical data recently released, it appears the slowdown and soft landing is occurring.

Two primary factors that have fueled the economy are consumer spending and employment growth. Spending, while still growing, slowed to a more moderate level over the summer months. Sales of vehicles and homes are on track for increased growth but at a lower level than previously thought. The slowdown in spending is tied not only to higher rates but also lenders' desire to tighten credit standards. The use of credit has spurred the spending spree and debt levels and debt service burdens are high, overall the consumers' ability to borrow is shrinking. Employment growth is also moderating as businesses begin to adjust their capacity to match the slowing economy and tight labor pool. Reduced employment growth will also affect future consumer spending.

By all indications, the economy is still performing well. GDP through the second quarter was up 5.6% on an annualized basis, third quarter results are expected to be lower but still good. Core inflation remains in the 2.5% range but upward pressure is building. Health care and energy costs are currently showing large increases and are projected to continue upward into the foreseeable future. Unemployment remains near 4% and should remain low even with less jobs being created.

On a local level there appears to be a general softening in terms of sales and narrowing of profit margins. Overall, the attitude remains positive and the slowing economy is being taken in stride. The local labor pool continues to be low in terms of qualified workers; however, the situation is being addressed throughout the community.

RESULTS OF OPERATIONS
Net income was $12,913,000 for the first nine months of 2000 compared to $12,682,000 for the same period of 1999. Basic earnings per share were $1.08 for the first nine months, a 4% increase over last year's $1.04. Diluted earnings per share were $1.08 for the first nine months, a 4% increase over last year's $1.04.

Total assets were $986,529,000 at September 30, 2000 compared to 1999's assets of $957,892,000. For the first nine months of 2000, return on average equity was 14.45% and return on average assets was 1.76%.

Interest and fees on loans increased to $43,765,000 for the nine months ended September 30, 2000 compared to $40,490,000 for the nine months ending September 30, 1999. Average loans were $667,035,000 and $630,469,000 at September 30, 2000 and 1999 respectively, a 6% increase. Loans are up 1% from the previous quarter but are up 4% for the year. The bulk of the growth remains in the business portfolio, which is up $30 million since 12/31/99. Consumer loans are down slightly and stand at $75 million, portfolio mix remains unchanged. The real estate portfolio is relatively unchanged over the course of the year due to reduced first mortgage lending, while home equity lines have rebounded.

Income from securities increased to $10,035,000 from $9,835,000 for the nine months ended September 30, 2000 and 1999 respectively. The average outstanding for securities were $211,659,000 and $214,877,000 at September 30, 2000 and 1999
respectively, a 1% decrease.

Interest income from Fed Funds sold and other interest bearing assets increased to $905,000 at September 30, 2000 compared to $803,000 for the nine months ended September 30, 1999. The average outstanding for Fed Funds and interest bearing deposits were $18,770,000 and $21,183,000 at September 30, 2000 and 1999
respectively, a 11% decrease.

Interest bearing liabilities average outstanding at September 30, 2000 were $849,379,000 compared to $821,272,000 at September 30, 1999. Interest expense increased to $23,438,000 at September 30, 2000 from $20,345,000 at September 30, 1999 a 15% increase.

Net interest income on a fully taxable equivalent basis for the first nine months of 2000 was $31,798,000 compared to the $31,316,000 realized in the same period of 1999. The net interest margin has decreased for the first nine months, 4.73% in 2000 compared to 4.82% in 1999. The rates on loans have increased to 8.77% from 8.59%, while the rates on interest bearing liabilities have increased to 4.33% from 3.92% for 2000 and 1999 respectively.

Market value per share was $18.50 at September 30, 2000 as compared to $27.00 at September 30, 1999. Book value per share was $10.39 at September 30, 2000 and $9.85 at September 30, 1999. The Corporation purchased 66,200 shares of treasury stock during the third quarter of 2000. The efficiency ratio was 45% and 45% respectively for September 30, 2000 and September 30, 1999.

PART 1  ITEM 2 (CONT'D.)

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                    For Period Ending Sept. 30
                                                                       2000  (000's)  1999
                                                                       ----           ----
                  Balance at beginning of period                        6,964         6,883
                  Charge-offs:
                       Domestic:
                            Commercial, financial and agriculture      (1,181)         (489)
                            Real estate -- construction                                  (0)
                            Real estate -- mortgage                      (105)          (19)
                            Installment loans to individuals             (513)         (746)
                            Lease financing                                 0             0
                                                                      -------       -------
                                                                       (1,799)       (1,254)

                       Recoveries:
                  Domestic:
                            Commercial, financial and agriculture          38            30
                            Real estate -- construction                                   0
                            Real estate -- mortgage                         6             7
                            Installment loans to individuals              188           226
                            Lease financing                                 0             0
                                                                      -------       -------
                                                                          232           263

                  Net charge-offs                                      (1,567)         (991)
                  Other adjustments                                         0            37
                  Additions charged to operations                       1,065           900
                                                                      -------       -------
                  Balance at end of period                            $ 6,462       $ 6,829


Ratio of net charge-offs during the period of average loans
           outstanding during the period                                 (.23%)        (.16%)

According to FASB No. 114, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The following table presents data concerning loans at risk at the end of each period. (000s).

                                    Sept. 30,                  December 31
                                    ---------    ---------------------------------------
                                       2000       1999       1998       1997       1996
                                       ----       ----       ----       ----       ----
          Non-accrual loans           $4,066     $2,162     $2,154     $3,417     $4,123
          Accruing loans past due
              90 days or more          2,774      2,554      1,371      1,537      1,709

          Restructured loans             621        311        322        333          0

          Other real estate owned      1,583      1,928      1,531        258        256

Total other operating income was $6,485,000 and $6,097,000 during the first nine months of 2000 and 1999 respectively. Trust income increased 9%. There was a 1% decrease in service charges on deposits, and a 13% increase in other charges, rents and fees. Total securities gains for the first nine months of 2000 were $0. Total securities gains for the same period of 1999 were $114,000 or $74,000 after tax.

                            SECURITY BANC CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $191,000 during the first nine months, 1% over the similar period of 1999. Salaries, wages and employee benefits increased 1% over 1999. Equipment and net occupancy expenses during the first nine months were $1,967,000 and $2,012,000 for 2000 and 1999 respectively, which reflects a 2% decrease. Other operating expenses increased $165,000 compared to 1999.

The Corporation continues to look for opportunities to maximize Other Income and reduce Other Expense, thus enhancing the efficiency ratio.

CAPITAL RESOURCES
     The table below illustrates the Company's subsidiary banks regulatory capital ratios at September 30, 2000.

     Tier 1 Capital                                                  $116,467
     Tier 2 Capital                                                     6,462
                                                                     --------
          TOTAL QUALIFYING CAPITAL                                   $122,929
                                                                     --------
     Risk Adjusted Total Assets (including off balance exposures)    $671,003
                                                                     ========

     Tier 1 Risk-Based Capital Ratio                                    17.36%
     Total Risk-Based Capital Ratio                                     18.32%
     Tier 1 Leverage Ratio                                              11.87%

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

The table discloses the cumulative gap at the twelve month interval for the Corporation.

--------------------------------------------------------------------------------
                                       CUMULATIVE GAP          CUMULATIVE GAP
                                           000'S               TO TOTAL ASSETS
--------------------------------------------------------------------------------
Security Banc Corporation                 $(3,276)                 (.33%)
--------------------------------------------------------------------------------

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


November 13, 2000